Form 10-Q
period 2003-09-28
ISP TECHNOLOGIES INC /NY/; ISP CHEMCO INC; ISP CHEMICALS INC /NY/; ISP MINERALS INC /NY/
filed 2003-11-12
CIK 1159974, 1067851, 1159975, 1159976

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 28, 2003

                                       OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 333-17827-01

                                ISP CHEMCO INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                         51-0382622
(State or Other Jurisdiction of                         (IRS Employer
Incorporation or Organization)                       Identification No.)


 300 DELAWARE AVENUE, SUITE 303, WILMINGTON, DELAWARE            19801
(Address of principal executive offices)                       (Zip Code)

                                (302) 427-5818
             (Registrant's telephone number, including area code)

                                     NONE
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)
                     ___________________________________
                     SEE TABLE OF ADDITIONAL REGISTRANTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Act).   Yes  / /   No  /X/

     As of November 11, 2003, 100 shares of the registrant's common stock (par value $.01 per share) were outstanding. There is no trading market for the common stock of the registrant. As of November 11, 2003, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants were held by non-affiliates.

     THE REGISTRANT AND THE ADDITIONAL REGISTRANTS MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                            ADDITIONAL REGISTRANTS

                                                                                                           Address, including zip
                                                                                  Commission File No./     code and telephone
Exact name of registrant as    State or other jurisdiction of    No. of Shares    I.R.S. Employer          number, including area
specified in its charter       incorporation or organization     Outstanding      Identification No.       code, of registrant's
                                                                                                           principal executive
                                                                                                           offices
----------------------------   ------------------------------    -------------    -------------------      -----------------------
ISP Chemicals Inc.              Delaware                              10          333-70144-08/            Route 95 Industrial Area,
                                                                                  22-3807357               P.O. Box 37
                                                                                                           Calvert City, KY 42029
                                                                                                           (270) 395-4165
ISP Minerals Inc.               Delaware                              10          333-70144-07/            34 Charles Street
                                                                                  22-3807370               Hagerstown, MD 21740
                                                                                                           (301) 733-4000
ISP Technologies                Delaware                              10          333-70144-09/            4501 Attwater Avenue
Inc.                                                                              22-3807372               and State Highway 146
                                                                                                           Texas City, TX 77590
                                                                                                           (409) 945-3411


                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS


                                ISP CHEMCO INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                      THIRD QUARTER ENDED     NINE MONTHS ENDED
                                      ---------------------  --------------------
                                      SEPT. 29,   SEPT. 28,  SEPT. 29,  SEPT. 28,
                                        2002        2003       2002       2003
                                      ---------   ---------  --------  ----------
                                                      (THOUSANDS)
Net sales............................ $ 208,363   $ 215,125  $ 642,211  $ 677,229
Cost of products sold................  (132,105)   (140,506)  (416,137)  (440,314)
Selling, general and administrative..   (40,566)    (42,404)  (126,848)  (131,318)
Other operating gains and
  (charges), net.....................         -           -     12,228     (1,451)
Amortization of intangible assets....      (125)       (144)      (680)      (432)
                                      ---------   ---------  ---------  ---------
Operating income.....................    35,567      32,071    110,774    103,714
Interest expense.....................   (14,050)    (13,077)   (45,847)   (39,727)
Charge for early retirement of debt..         -           -     (4,294)         -
Other expense, net...................    (4,245)     (1,983)    (6,201)    (1,908)
                                      ---------   ---------  ---------  ---------
Income before income taxes and
  cumulative effect of changes in
  accounting principles..............    17,272      17,011     54,432     62,079
Income taxes.........................    (6,407)     (5,925)   (19,228)   (21,718)
                                      ---------   ---------  ---------  ---------
Income before cumulative effect of
  changes in accounting principles...    10,865      11,086     35,204     40,361

Cumulative effect of changes in
  accounting principles, net of
  income tax benefit of $600 in 2003.         -           -   (155,400)    (1,021)
                                      ---------   ---------  ---------  ---------
Net income (loss).................... $  10,865   $  11,086  $(120,196) $  39,340
                                      =========   =========  =========  =========














      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                  DECEMBER 31,   SEPT. 28,
                                                      2002         2003
                                                  ------------ -----------
                                                         (THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents...................... $   33,291   $   44,295
  Accounts receivable, trade, less allowance of
    $6,022 and $6,104 at December 31, 2002 and
    September 28, 2003, respectively.............     79,780       94,690
  Accounts receivable, other.....................     15,371       22,617
  Receivables from related parties...............     12,412       24,158
  Inventories....................................    176,217      182,895
  Deferred income taxes..........................     34,687       31,151
  Prepaid expenses...............................      9,822        8,508
                                                  ----------   ----------
    Total Current Assets.........................    361,580      408,314
Property, plant and equipment, net...............    565,441      569,691
Goodwill, net of accumulated amortization
  of $180,486....................................    325,706      331,101
Intangible assets, net...........................      9,442        9,010
Long-term receivable from related party..........     30,298       31,661
Other assets.....................................     43,016       48,035
                                                  ----------   ----------
Total Assets..................................... $1,335,483   $1,397,812
                                                  ==========   ==========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt................................ $      144   $       68
  Current maturities of long-term debt...........      2,732        2,726
  Accounts payable...............................     53,205       56,183
  Accrued liabilities............................     89,902       76,448
  Income taxes payable...........................     34,201       37,271
                                                  ----------   ----------
    Total Current Liabilities....................    180,184      172,696
                                                  ----------   ----------
Long-term debt less current maturities...........    623,008      621,655
                                                  ----------   ----------
Deferred income taxes............................    100,715      115,037
                                                  ----------   ----------
Other liabilities................................    103,678      110,372
                                                  ----------   ----------
Shareholder's Equity:
   Common stock, $.01 par value per share;
    1,000 shares authorized; 100 shares issued
    and outstanding .............................          -            -
  Additional paid-in capital.....................    398,023      399,474
  Accumulated deficit............................    (51,126)     (11,786)
  Accumulated other comprehensive loss...........    (18,999)      (9,636)
                                                  ----------   ----------
    Total Shareholder's Equity...................    327,898      378,052
                                                  ----------   ----------
Total Liabilities and Shareholder's Equity....... $1,335,483   $1,397,812
                                                  ==========   ==========


      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                           --------------------
                                                           SEPT. 29,  SEPT. 28,
                                                              2002      2003
                                                           ---------  ---------
                                                                (THOUSANDS)

Cash and cash equivalents, beginning of period............. $  10,830  $ 33,291
                                                            ---------  --------
Cash provided by (used in) operating activities:
  Net income (loss)........................................  (120,196)   39,340
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Cumulative effect of changes in accounting principles   155,400     1,021
      Gain on sale of assets...............................    (5,468)        -
      Depreciation.........................................    42,127    44,803
      Amortization of intangible assets....................       680       432
      Deferred income taxes................................     6,114    18,458
  (Increase) decrease in working capital items.............     9,093   (32,244)
  Proceeds (repayments) from sale of accounts receivable...     3,932    (2,560)
  Increase in receivable from related parties..............    (5,111)  (13,109)
  Change in cumulative translation adjustment..............     9,374     6,362
  Other, net...............................................    (1,230)   (4,662)
                                                             --------  --------
Net cash provided by operating activities..................    94,715    57,841
                                                             --------  --------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions....................   (42,471)  (49,659)
  Net proceeds from sale of assets.........................    27,271         -
                                                             --------  --------
Net cash used in investing activities......................   (15,200)  (49,659)
                                                             --------  --------
Cash provided by (used in) financing activities:
  Increase (decrease) in short-term debt...................        15       (76)
  Decrease in borrowings under revolving credit facility...   (85,250)        -
  Repayments of long-term debt.............................  (182,202)   (1,554)
  Call premium on redemption of debt.......................    (2,734)        -
  Decrease in restricted cash..............................   182,130         -
  Debt issuance costs......................................      (820)        -
  Capital contribution from parent company.................     6,891     1,451
                                                             --------  --------
Net cash used in financing activities......................   (81,970)     (179)
                                                             --------  --------
Effect of exchange rate changes on cash....................       636     3,001
                                                             --------  --------
Net change in cash and cash equivalents....................    (1,819)   11,004
                                                             --------  --------
Cash and cash equivalents, end of period...................  $  9,011  $ 44,295
                                                             ========  ========







      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

                                                             NINE MONTHS ENDED
                                                            --------------------
                                                            SEPT. 29,  SEPT. 28,
                                                              2002       2003
                                                            ---------  ---------
                                                                 (THOUSANDS)

Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest (net of amount capitalized).................   $ 57,918    $ 49,242
    Income taxes (including taxes paid pursuant to the
       Tax Sharing Agreement)............................      5,278         375


Acquisition of mineral products facility:
    Fair market value of assets acquired.................   $ 11,421
    Purchase price of acquisition........................     11,421
                                                            --------
    Liabilities assumed..................................   $      -
                                                            ========

Acquisition of Germinal S.A., net of $436
    cash acquired:
    Fair market value of assets acquired.................               $  7,685
    Purchase price of acquisition........................                  7,252
                                                                        --------
    Liabilities assumed..................................               $    433
                                                                        ========
























      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     The consolidated financial statements for ISP Chemco Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at September 28, 2003, and the results of operations and cash flows for the three and nine month periods ended September 29, 2002 and September 28, 2003. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the "2002 Form 10-K").


NOTE 1.  CHARGE FOR EARLY RETIREMENT OF DEBT

     On January 14, 2002, the Company's indirect parent company, International Specialty Products Inc. ("ISP"), redeemed the remaining $307.9 million aggregate principal amount of its 9% Senior Notes due 2003 (the "2003 Notes"), of which $182.1 million was reflected on the Company's Consolidated Balance Sheet at December 31, 2001. As a result, the Company recorded an extraordinary loss on the early retirement of debt of $2.8 million ($4.3 million before income tax benefit of $1.5 million). In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishments of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of Accounting Principles Board Opinion No. 30 for classification as extraordinary. The Company adopted SFAS No. 145 effective January 1, 2003 and, as a result, the Consolidated Statement of Operations for the first nine months of 2002 was restated to reclassify the pre-tax extraordinary charge of $4.3 million on the early retirement of debt to a separate line item of pre-tax income. The tax benefit of $1.5 million related to the extraordinary charge has been reclassified and is included in "Income taxes."


NOTE 2.  ASSET RETIREMENT OBLIGATIONS

     The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company holds long-lived assets that have legal obligations associated with their retirement. These assets include deep wells that require capping, minerals quarries that require reclamation and other plant assets subject to certain environmental regulations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation ("ARO") be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. Subsequent to the initial measurement of the ARO, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. If the obligation is settled for other than the carrying amount of the liability, the Company would then recognize a gain or loss on settlement. As a result of adopting SFAS No. 143, effective January 1, 2003, the Company recognized an after-tax charge of $1.0 million ($1.6 million before an income tax benefit of $0.6 million) as the cumulative effect of a change in accounting principle, and recorded an ARO of $1.9 million and a net increase in

                                ISP CHEMCO INC.

NOTE 2.  ASSET RETIREMENT OBLIGATIONS -- (CONTINUED)

property, plant and equipment of $0.3 million. The ongoing expense on an annual basis resulting from the initial adoption of SFAS No. 143 is approximately $0.2 million.

      The change in the ARO during the nine months ended September 28, 2003 is as follows:

                                                                  (Thousands)
       ARO liability recognized as of January 1, 2003............   $  1,871
       Liabilities incurred, nine months ended September 28, 2003         22
       ARO liability accretion...................................        135
                                                                    --------
       ARO liability balance, September 28, 2003.................   $  2,028
                                                                    ========

     The pro forma ARO would have been $1.7 million on January 1, 2002 and $1.8 million on September 29, 2002 if SFAS No. 143 had been applied during all periods affected.

     For the nine months ended September 29, 2002, the net loss on a pro forma basis would have been $120.3 million, including an additional $0.1 million due to additional depreciation and liability accretion from AROs. The net income for the nine months ended September 28, 2003 would have increased on a pro forma basis by $1.0 million to $40.4 million due to the elimination of the cumulative effect of the change in accounting principle recorded on January 1, 2003 on the adoption of SFAS No. 143. For the third quarter of 2002, the pro forma net income would have been $40 thousand lower, while for the third quarter of 2003, actual and pro forma net income are the same.


NOTE 3.  NEW ACCOUNTING STANDARDS


     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. As the Company has no plans at this time for any exit or disposal activities, the adoption of SFAS No. 146 will not have any immediate effect on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of

                                ISP CHEMCO INC.

NOTE 3.  NEW ACCOUNTING STANDARDS -- (CONTINUED)


accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 for both annual and interim reporting periods by requiring disclosures in a tabular format to reconcile net income as reported to pro forma net income as if the fair value method was used. Certain of the disclosure modifications required for fiscal years ending after December 15, 2002 were disclosed in the Company's 2002 Form 10-K. However, as discussed in Note 4, with the completion of the going private transaction by ISP in February 2003, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Therefore, the provisions of SFAS No. 148 are no longer applicable to the Company as it relates to those plans. In addition, the Company currently accounts for incentive units granted to eligible Company employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. ("FIN") 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans," which requires an entity to measure compensation as the amount by which the Book Value (as defined) of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. The Company expects to continue to account for its long-term incentive units under the accounting prescribed by FIN 28 and has adopted the additional disclosure provisions of SFAS No. 148. Since compensation expense related to such incentive units is included in the actual Consolidated Statements of Operations, the Company's pro forma net income under SFAS No. 123 would have been the same as actual net income.

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as a financial standby letter of credit, a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The Company currently does not have any guarantees, indemnification contracts or indirect guarantees of indebtedness of others that would be subject to the initial recognition and measurement provisions of FIN 45. As discussed in Note 10, the Company's 10 1/4% Senior Subordinated Notes due 2011 that were issued in November 2001 are guaranteed by all of the Company's domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary.

                                ISP CHEMCO INC.

NOTE 3.  NEW ACCOUNTING STANDARDS -- (CONTINUED)

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In accordance with FIN 46, a variable interest entity will be consolidated if either the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities; (2) the obligation to absorb the expected losses of the entity if they occur; (3) the right to receive the expected residual returns of the entity if they occur. All companies with variable interests in variable interest entities created after January 31, 2003 shall apply the provisions of FIN 46 immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN 46 to that entity no later than the beginning of the first interim or annual reporting period ending after December 15, 2003, if such entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. The Company does not have an interest in a variable interest entity. Therefore, the adoption of FIN 46 does not currently have an impact on the Company's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an immediate impact on the Company's consolidated financial statements.


NOTE 4.  OTHER OPERATING GAINS AND CHARGES

     On February 28, 2003, ISP completed a going private transaction whereby stockholders of ISP approved the Agreement and Plan of Merger dated as of November 8, 2002 of International Specialty Products Holdings Inc. with and into ISP and pursuant to which holders of ISP common stock received $10.30 per share in cash for each share of ISP common stock owned (except as otherwise provided in the merger agreement). As a result of completing this going private transaction, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. As a result, holders of approximately 2.7 million vested, in-the-money stock options outstanding and exercisable on February 28, 2003 received a cash amount equal to the excess of $10.30 over the exercise price of such stock options, aggregating $1.5 million. Compensation expense of $1.5 million related to the payment for stock option terminations was recorded in the first quarter of 2003 and is included in "Other operating gains and (charges), net." In addition, outstanding restricted common stock awards were replaced with long-term incentive units of comparable vesting and a value equivalent to the previous awards based on the buyout price of $10.30 per award. First quarter 2002 results included an other operating gain of $2.8 million for a contract termination related to the sale of the Company's FineTech business. The Company recorded an additional second quarter 2002 pre-tax gain, after expenses, of $5.5 million related to this sale. In the second quarter of 2002, the Company received $4.0 million in settlement of a

                                ISP CHEMCO INC.

NOTE 4. OTHER OPERATING GAINS AND CHARGES -- (CONTINUED)

manufacturing and supply contract with a customer of the fine chemicals business. After related expenses, a pre-tax gain of $3.9 million was recognized. For additional information, reference is made to Note 6 to Consolidated Financial Statements contained in the 2002 Form 10-K.


NOTE 5.  2003 EXECUTIVE LONG-TERM INCENTIVE PLAN

     In May 2003, ISP adopted the 2003 Executive Long-Term Incentive Plan (the "Plan"), which authorizes the grant of incentive units ("Incentive Units") to eligible employees of the Company. The Plan is administered by a committee (the "Committee") appointed by the Board of Directors of ISP from among the employees of ISP. The Committee, in its sole discretion, determines the number of Incentive Units to be granted to each eligible employee. The Plan will terminate ten years after its effective date of May 15, 2003.


NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

     On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company adopted SFAS No. 142 effective as of January 1, 2002. Accordingly, during the second quarter of 2002, the Company completed a transitional impairment test, effective January 1, 2002, and recognized a goodwill impairment loss of $155.4 million as the cumulative effect of a change in accounting principle.

     The following schedule reconciles the changes in the carrying amount of goodwill, by business segment, for the nine months ended September 28, 2003. See
Note 8 for a discussion of a change in the composition of the Company's business segments, effective January 1, 2003. Also, see Note 10 for a discussion of the acquisition of Germinal S.A.


                                      Specialty     Industrial    Mineral       Total
                                      Chemicals     Chemicals     Products      Goodwill
                                      ----------    ----------    ---------     ---------
                                                           (Thousands)
   Balance, December 31, 2002........ $ 274,167     $     -       $  51,539     $ 325,706
   Acquisition of Germinal S.A. .....     5,537           -               -         5,537
   Translation adjustment............      (142)          -               -          (142)
                                      ---------     -------       ---------     ---------
   Balance, September 28, 2003....... $ 279,562     $     -       $  51,539     $ 331,101
                                      =========     =======       =========     =========


     Intangible assets at December 31, 2002 and September 28, 2003 relate to the Company's biocides business, which was acquired on December 31, 2001. The following is information as of December 31, 2002 and September 28, 2003 related to the Company's acquired intangible assets:

                                ISP CHEMCO INC.

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS -- (CONTINUED)

                                                                       December 31, 2002             September 28, 2003
                                                     Range of    ----------------------------   ----------------------------
                                                   Amortizable   Gross Carrying   Accumulated   Gross Carrying   Accumulated
                                                      Lives          Amount      Amortization       Amount      Amortization
                                                   -----------   --------------  ------------   --------------  ------------
                                                                                         (Dollars in Thousands)
  Intangible assets subject to amortization:
    Patents.....................................   5-20 years    $        669    $      (57)    $      669      $       (99)
    Non-compete agreements......................   2- 5 years           1,571          (485)         1,571             (850)
    EPA registrations...........................      5 years             167           (33)           167              (58)
                                                                 ------------    ----------     ----------      -----------
      Total amortized intangible assets.........                        2,407          (575)         2,407           (1,007)
                                                                 ------------    ----------     ----------      -----------
  Intangible assets not subject to amortization:
    Trademarks..................................                        2,962             -          2,962                -
    EPA registrations...........................                        4,648             -          4,648                -
                                                                 ------------    ----------     ----------      -----------
      Total unamortized intangible assets.......                        7,610             -          7,610                -
                                                                 ------------    ----------     ----------      -----------
  Total intangible assets.......................                 $     10,017    $     (575)    $   10,017      $    (1,007)
                                                                 ============    ==========     ==========      ===========


        Estimated amortization expense:
        Year ending December 31,                                 (Thousands)
                                                                 -----------
        2003................................................     $     575
        2004................................................           290
        2005................................................           290
        2006................................................           290
        2007................................................            26


NOTE 7.  COMPREHENSIVE INCOME (LOSS)

                                                Third Quarter Ended     Nine Months Ended
                                                --------------------  ---------------------
                                                Sept. 29,  Sept. 28,  Sept. 29,    Sept. 28,
                                                  2002       2003       2002         2003
                                                --------   --------   ---------   ---------
                                                                (Thousands)
Net income (loss)............................   $ 10,865   $ 11,086   $(120,196)  $  39,340
                                                --------   --------   ---------   ---------
  Change in unrealized losses on derivative
    hedging instruments - cash flow hedges:
    Net derivative losses, net of income tax
      benefit of $0, $0, $12 and $0,
      respectively............................         -         -          (22)          -
    Less: reclassification adjustment for
      losses included in net income, net of
      income tax benefit of $0, $0, $534
      and $0, respectively....................         -         -         (986)          -
                                                --------   -------    ---------   ---------
  Total change for the period.................         -         -          964           -
                                                --------   -------    ---------   ---------
Foreign currency translation adjustment.......    (1,128)     (234)      10,010       9,363
                                                --------   -------    ---------   ---------
Total other comprehensive income (loss).......    (1,128)     (234)      10,974       9,363
                                                --------  --------    ---------   ---------
Comprehensive income (loss)...................  $  9,737  $ 10,852    $(109,222)  $  48,703
                                                ========  ========    =========   =========

     Changes in the components of "Accumulated other comprehensive loss" for the nine months ended September 28, 2003 are as follows:

                                ISP CHEMCO INC.

NOTE 7.  COMPREHENSIVE INCOME (LOSS) -- (CONTINUED)

                                    Cumulative    Additional
                                    Foreign       Minimum       Accumulated
                                    Currency      Pension       Other
                                    Translation   Liability     Comprehensive
                                    Adjustment    Adjustment    Loss
                                    -----------   ----------    -------------
                                                  (Thousands)
Balance, December 31, 2002.......   $  (13,595)   $  (5,404)    $ (18,999)
Change for the period............        9,363            -         9,363
                                    ----------    ---------     ---------
Balance, September 28, 2003......   $   (4,232)   $  (5,404)    $  (9,636)
                                    ==========    =========     =========


NOTE 8.  BUSINESS SEGMENT INFORMATION

                                                Third Quarter Ended      Nine Months Ended
                                               ---------------------    --------------------
                                               Sept. 29,   Sept. 28,    Sept. 29,  Sept. 28,
                                                 2002        2003         2002       2003
                                               ---------   ---------    ---------  ---------
                                                                 (Thousands)
Net sales (1):
  Specialty Chemicals.......................   $ 149,309   $ 153,464    $ 455,591  $ 470,378
  Industrial Chemicals......................      34,500      35,047      112,363    128,574
  Mineral Products (2)......................      24,554      26,614       74,257     78,277
                                               ---------   ---------    ---------  ---------
Net sales...................................   $ 208,363   $ 215,125    $ 642,211  $ 677,229
                                               =========   =========    =========  =========
Operating income (1):
  Specialty Chemicals.......................   $  27,838   $  29,760    $  87,123  $  96,697
  Industrial Chemicals......................       2,119      (1,221)       5,183     (5,342)
  Mineral Products..........................       5,540       3,496       18,428     12,233
                                               ---------   ---------    ---------   --------
  Total segment operating income............      35,497      32,035      110,734    103,588
  Unallocated corporate office..............          70          36           40        126
                                               ---------   ---------    ---------  ---------
Total operating income......................      35,567      32,071      110,774    103,714
Interest expense and other, net.............     (18,295)    (15,060)     (56,342)   (41,635)
                                               ---------   ---------    ---------  ---------
Income before income taxes and cumulative
  effect of changes in accounting principles   $  17,272   $  17,011    $  54,432  $  62,079
                                               =========   =========    =========  =========


(1) Effective January 1, 2003, the Company changed the composition of its reportable segments to be consistent with the current structure of the Company's businesses. Over the last several years, the Company has increased its focus on its higher margin consumer-oriented businesses. Consistent with that business focus, the Company now reports three business segments: Specialty Chemicals, Industrial Chemicals and Mineral Products. The Company's Specialty Chemicals segment consists of the personal care, pharmaceutical, food, beverage, performance chemicals and fine chemicals product lines. Sales and operating income by business segment for the third quarter and nine months ended September 29, 2002 have been restated to conform to the 2003 presentation.

(2) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $19.1 and $19.5 million for the third quarter of 2002 and 2003, respectively, and $57.9 and $59.2 for the first nine months of 2002 and 2003, respectively.

                                ISP CHEMCO INC.

NOTE 9.  INVENTORIES

     Inventories comprise the following:

                                       December 31,   Sept. 28,
                                           2002         2003
                                       ------------   --------
                                              (Thousands)
     Finished goods................     $113,912      $116,060
     Work-in-process...............       32,407        33,817
     Raw materials and supplies....       29,898        33,018
                                        --------      --------
     Inventories...................     $176,217      $182,895
                                        ========      ========

     At December 31, 2002 and September 28, 2003, $62.0 and $64.5 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $2.8 and $4.5 million higher at December 31, 2002 and September 28, 2003, respectively.


NOTE 10.  ACQUISITION

     In May 2003, the Company acquired 100% of the stock of Germinal S.A., a supplier of food ingredients to the meat and dairy industry in southern Latin America, for $7.3 million in cash, net of $0.4 million cash acquired. Germinal has a manufacturing facility at its headquarters in Cabreuva, Brazil. In accordance with SFAS No. 141, "Business Combinations," the purchase price was allocated on a preliminary basis to the estimated fair value of the identifiable assets acquired, primarily property plant and equipment, and the excess of $5.5 million was recorded as goodwill. The Company is in the process of evaluating the fair value of the net assets acquired and, therefore, the purchase price allocation is subject to refinement. The results of the Germinal business are included in the Company's results of operations from the date of acquisition and are not expected to have a material impact on the Company's results of operations for the year 2003.


NOTE 11. GUARANTOR FINANCIAL INFORMATION

     In 2001, the Company and three of its wholly owned subsidiaries jointly issued, in three separate transactions, a total of $405.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes"). The 2011 Notes are guaranteed by all of the Company's domestic subsidiaries, other than certain immaterial subsidiaries and the Company's accounts receivable financing subsidiary. These guarantees are full, unconditional and joint and several.

     ISP Global Technologies Inc., which is a guarantor of the 2011 Notes, is party to a License and Royalty Agreement with non-guarantor foreign affiliates. Under this agreement, ISP Global Technologies granted a license to certain non-guarantor foreign affiliates for the use of the Patent Rights, Know-how and Trademarks in connection with the manufacture, use and sale of the Company's products.

                                ISP CHEMCO INC.

NOTE 11. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

     Presented below is condensed consolidating financial information for the Company, the guarantor subsidiaries and the non-guarantor subsidiaries. This financial information should be read in conjunction with the Consolidated Financial Statements and other notes related thereto.


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    THIRD QUARTER ENDED SEPTEMBER 29, 2002
                                 (THOUSANDS)


                                                                           Non-
                                              Parent       Guarantor    Guarantor
                                             Company     Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                             --------    ------------  ------------   ------------    ------------
Net sales ................................   $      -    $  108,305    $  100,058     $        -      $  208,363
Intercompany net sales ...................          -        50,815         2,704        (53,519)              -
                                             --------    ----------    ----------     ----------      ----------
   Total net sales .......................          -       159,120       102,762        (53,519)        208,363
                                             --------    ----------    ----------     ----------      ----------
Cost of products sold ....................          -      (111,557)      (74,067)        53,519        (132,105)
Selling, general and administrative ......          -       (29,367)      (11,199)                       (40,566)
Amortization of intangible assets.........          -          (150)           25                           (125)
                                             --------    ----------    ----------     ----------      ----------
Operating income .........................          -        18,046        17,521              -          35,567
Equity in income of subsidiaries .........     15,119             -             -        (15,119)              -
Intercompany royalty income (expense), net          -         7,356        (7,356)                             -
Intercompany dividend income .............          -         4,408             -         (4,408)              -
Interest income (expense) ................        919       (15,994)        1,025                        (14,050)
Other income (expense), net ..............       (682)       (1,381)       (2,182)                        (4,245)
                                             --------    ----------    ----------     ----------      ----------
Income before income taxes ...............     15,356        12,435         9,008        (19,527)         17,272
Income taxes  ............................        (83)       (6,522)          198                         (6,407)
                                             --------    ----------    ----------     ----------      ----------
Net income ...............................   $ 15,273    $    5,913    $    9,206     $  (19,527)     $   10,865
                                             ========    ==========    ==========     ==========      ==========


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    THIRD QUARTER ENDED SEPTEMBER 28, 2003
                                 (THOUSANDS)

                                                                           Non-
                                              Parent       Guarantor    Guarantor
                                             Company     Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                             --------    ------------  ------------   ------------    ------------
Net sales ................................   $      -    $  104,870    $  110,255     $        -      $  215,125
Intercompany net sales ...................          -        55,860         2,224        (58,084)              -
                                             --------    ----------    ----------     ----------      ----------
   Total net sales .......................          -       160,730       112,479        (58,084)        215,125
                                             --------    ----------    ----------     ----------      ----------
Cost of products sold ....................          -      (118,366)      (80,224)        58,084        (140,506)
Selling, general and administrative ......          -       (23,985)      (18,419)                       (42,404)
Amortization of intangible assets ........          -          (144)            -                           (144)
                                             --------    ----------    ----------     ----------      ----------
Operating income .........................          -        18,235        13,836              -          32,071
Equity in income of subsidiaries .........     10,641             -             -        (10,641)              -
Intercompany royalty income (expense), net          -         8,241        (8,241)                             -
Intercompany dividend income .............          -            60             -            (60)              -
Interest income (expense) ................        779       (14,553)          697                        (13,077)
Other income (expense), net ..............         (1)         (471)       (1,511)                        (1,983)
                                             --------    ----------    ----------     ----------      ----------
Income before income taxes................     11,419        11,512         4,781        (10,701)         17,011
Income taxes .............................       (273)       (3,302)       (2,350)                        (5,925)
                                             --------    ----------    ----------     ----------      ----------
Net income ...............................   $ 11,146    $    8,210    $    2,431     $  (10,701)     $   11,086
                                             ========    ==========    ==========     ==========      ==========

                                ISP CHEMCO INC.

NOTE 11. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     NINE MONTHS ENDED SEPTEMBER 29, 2002
                                 (THOUSANDS)

                                                                           Non-
                                              Parent       Guarantor    Guarantor
                                             Company     Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                             --------    ------------  ------------   ------------    ------------
Net sales ................................   $       -   $  334,509    $  307,702     $        -      $  642,211
Intercompany net sales ...................           -      156,093         7,927       (164,020)              -
                                             ---------   ----------    ----------     ----------      ----------
   Total net sales .......................           -      490,602       315,629       (164,020)        642,211
                                             ---------   ----------    ----------     ----------      ----------
Cost of products sold ....................           -     (343,362)     (236,795)       164,020        (416,137)
Selling, general and administrative ......           -      (85,538)      (41,310)                      (126,848)
Other operating gains and (charges), net..           -        9,149         3,079                         12,228
Amortization of intangible assets.........           -         (680)            -                           (680)
                                             ---------   ----------    ----------     ----------      ----------
Operating income .........................           -       70,171        40,603              -         110,774
Equity in loss of subsidiaries ...........     (71,230)           -             -         71,230               -
Intercompany royalty income (expense), net           -       22,514       (22,514)                             -
Intercompany dividend income .............           -        4,408             -         (4,408)              -
Interest income (expense) ................       2,332      (50,069)        1,890                        (45,847)
Charge for early retirement of debt.......      (4,294)           -             -                         (4,294)
Other income (expense), net ..............        (810)      (5,247)         (144)                        (6,201)
                                             ---------   ----------    ----------     ----------      ----------
Income before income taxes and cumulative
  effect of change in accounting principle     (74,002)      41,777        19,835         66,822          54,432
Income taxes .............................         927      (17,148)       (3,007)                       (19,228)
                                             ---------   ----------    ----------     ----------      ----------
Income before cumulative effect of change
  in accounting principle.................     (73,075)      24,629        16,828         66,822          35,204
Cumulative effect of change in accounting
   principle..............................     (42,713)    (112,687)            -                       (155,400)
                                             ---------   ----------    ----------     ----------      ----------
Net income (loss) ........................   $(115,788)  $  (88,058)   $   16,828     $   66,822      $ (120,196)
                                             =========   ==========    ==========     ==========      ==========


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     NINE MONTHS ENDED SEPTEMBER 28, 2003
                                 (THOUSANDS)

                                                                           Non-
                                              Parent       Guarantor    Guarantor
                                             Company     Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                             --------    ------------  ------------   ------------    ------------
Net sales ................................   $      -    $  321,510    $  355,719     $        -      $  677,229
Intercompany net sales ...................          -       171,216         8,662       (179,878)              -
                                             --------    ----------    ----------     ----------      ----------
   Total net sales .......................          -       492,726       364,381       (179,878)        677,229
                                             --------    ----------    ----------     ----------      ----------
Cost of products sold ....................          -      (356,402)     (263,790)       179,878        (440,314)
Selling, general and administrative ......          -       (81,479)      (49,839)                      (131,318)
Other operating gains and (charges), net..          -        (1,376)          (75)                        (1,451)
Amortization of intangible assets.........          -          (432)            -                           (432)
                                             --------    ----------    ----------     ----------      ----------
Operating income .........................          -        53,037        50,677              -         103,714
Equity in income of subsidiaries .........     41,021             -             -        (41,021)              -
Intercompany royalty income (expense), net          -        26,293       (26,293)                             -
Intercompany dividend income .............          -         3,270             -         (3,270)              -
Interest income (expense) ................      2,448       (44,073)        1,898                        (39,727)
Other income (expense), net ..............         (4)       (3,552)        1,648                         (1,908)
                                             --------    ----------    ----------     ----------      ----------
Income before income taxes and cumulative
  effect of change in accounting principle     43,465        34,975        27,930        (44,291)         62,079
Income taxes .............................       (855)      (14,271)       (6,592)                       (21,718)
                                             --------    ----------    ----------     ----------      ----------
Income before cumulative effect of change
  in accounting principle.................     42,610        20,704        21,338        (44,291)         40,361
Cumulative effect of change in accounting
  principle, net of income tax benefit of
  $600 ...................................          -          (583)         (438)                        (1,021)
                                             --------    ----------    ----------     ----------      ----------
Net income ...............................   $ 42,610    $   20,121    $   20,900     $  (44,291)     $   39,340
                                             ========    ==========    ==========     ==========      ==========

                                ISP CHEMCO INC.

NOTE 11. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)


                                ISP CHEMCO INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2002
                                  (THOUSANDS)

                                                                           Non-
                                              Parent       Guarantor    Guarantor
                                             Company     Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                             --------    ------------  ------------   ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents .............   $       6   $   17,735    $  15,550      $        -      $    33,291
   Accounts receivable, trade, net .......           -        6,025       73,755                           79,780
   Accounts receivable, other ............           -        4,835       10,536                           15,371
   Receivables from related parties.......         (32)      12,875         (431)                          12,412
   Inventories ...........................           -      104,000       72,217                          176,217
   Deferred income taxes..................           -       19,313       15,374                           34,687
   Prepaid expenses ......................           -        4,948        4,874                            9,822
                                             ---------   ----------    ---------      ----------      -----------
     Total current assets ................         (26)     169,731      191,875               -          361,580
Investment in subsidiaries ...............     294,505      171,977            -        (466,482)               -
Intercompany loans .......................      16,021      (16,354)         333                                -
Due from (to) subsidiaries, net ..........           -       52,554      (52,554)                               -
Property, plant and equipment, net .......           -      497,768       67,673                          565,441
Goodwill, net ............................      89,931      235,775            -                          325,706
Intangible assets, net ...................           -        9,442            -                            9,442
Long-term receivable from related party...           -            -       30,298                           30,298
Other assets .............................           -       42,676          340                           43,016
                                             ---------   ----------    ---------      ----------      -----------
Total Assets .............................   $ 400,431   $1,163,569    $ 237,965      $ (466,482)     $ 1,335,483
                                             =========   ==========    =========      ==========      ===========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt .......................   $       -   $        -    $     144      $        -      $       144
   Current maturities of long-term debt ..           -        2,728            4                            2,732
   Accounts payable ......................           -       34,870       18,335                           53,205
   Accrued liabilities ...................           -       66,229       23,673                           89,902
   Income taxes payable...................      16,520        3,472       14,209                           34,201
                                             ---------   ----------    ---------      ----------      -----------
     Total Current liabilities ...........      16,520      107,299       56,365               -          180,184
Long-term debt less current maturities ...           -      623,002            6                          623,008
Deferred income taxes ....................           -       91,771        8,944                          100,715
Other liabilities ........................      56,013       46,992          673                          103,678
Total Shareholder's Equity ...............     327,898      294,505      171,977        (466,482)         327,898
                                             ---------   ----------    ---------      ----------      -----------
Total Liabilities and Shareholder's
   Equity ................................   $ 400,431   $1,163,569    $ 237,965      $ (466,482)     $ 1,335,483
                                             =========   ==========    =========      ==========      ===========

                                ISP CHEMCO INC.

NOTE 11. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)



                                ISP CHEMCO INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                              SEPTEMBER 28, 2003
                                  (Thousands)


                                                                           Non-
                                              Parent       Guarantor    Guarantor
                                             Company     Subsidiaries  Subsidiaries   Eliminations    Consolidated
                                             --------    ------------  ------------   ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents .............   $       7   $   20,869    $  23,419      $       -       $    44,295
   Accounts receivable, trade, net .......           -        5,042       89,648                           94,690
   Accounts receivable, other ............           -        2,365       20,252                           22,617
   Receivables from related parties.......         183       13,260       10,715                           24,158
   Inventories ...........................           -      108,383       74,512                          182,895
   Deferred income taxes..................           -       19,313       11,838                           31,151
   Prepaid expenses ......................           -        3,834        4,674                            8,508
                                             ---------   ----------    ---------      ---------       -----------
     Total current assets ................         190      173,066      235,058              -           408,314
Investment in subsidiaries ...............     346,242      210,688            -       (556,930)                -
Intercompany loans .......................      16,021       (8,387)      (7,634)                               -
Due from (to) subsidiaries, net ..........           -       55,219      (55,219)                               -
Property, plant and equipment, net .......           -      494,303       75,388                          569,691
Goodwill, net ............................      89,931      235,775        5,395                          331,101
Intangible assets, net ...................           -        9,010            -                            9,010
Long-term receivable from related party...           -            -       31,661                           31,661
Other assets .............................           -       47,509          526                           48,035
                                             ---------   ----------    ---------      ---------       -----------
Total Assets .............................   $ 452,384   $1,217,183    $ 285,175      $(556,930)      $ 1,397,812
                                             =========   ==========    =========      =========       ===========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt .......................  $        -   $        -    $      68      $       -       $        68
   Current maturities of long-term debt ..           -        2,724            2                            2,726
   Accounts payable ......................           -       29,601       26,582                           56,183
   Accrued liabilities ...................           -       55,723       20,725                           76,448
   Income taxes payable...................      18,359        3,265       15,647                           37,271
                                            ----------   ----------    ---------      ---------       -----------
     Total Current liabilities ...........      18,359       91,313       63,024              -           172,696
Long-term debt less current maturities ...           -      621,624           31                          621,655
Deferred income taxes ....................           -      104,944       10,093                          115,037
Other liabilities ........................      55,973       53,060        1,339                          110,372
Total Shareholder's Equity ...............     378,052      346,242      210,688       (556,930)          378,052
                                            ----------   ----------    ---------      ---------       -----------
Total Liabilities and Shareholder's
   Equity ................................  $  452,384   $1,217,183    $ 285,175      $(556,930)      $ 1,397,812
                                            ==========   ==========    =========      =========       ===========

                                ISP CHEMCO INC.

NOTE 11. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                     NINE MONTHS ENDED SEPTEMBER 29, 2002
                                  (THOUSANDS)


                                                                                           Non-
                                                            Parent       Guarantor       Guarantor
                                                           Company      Subsidiaries   Subsidiaries      Consolidated
                                                           --------     ------------   ------------      ------------
Cash and cash equivalents, beginning of period...........  $      5     $    3,611     $     7,214       $  10,830
                                                           --------     ----------     -----------       ---------
Cash provided by (used in) operating activities:
  Net income (loss)......................................   (48,966)       (88,058)         16,828        (120,196)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Cumulative effect of change in accounting principle.    42,713        112,687              -          155,400
     Gain on sale of assets..............................         -         (2,389)         (3,079)         (5,468)
     Depreciation........................................         -         34,841           7,286          42,127
     Amortization of intangible assets...................         -            680               -             680
     Deferred income taxes...............................    (1,460)        12,966          (5,392)          6,114
  (Increase) decrease in working capital items...........    10,871         (5,289)          3,511           9,093
  Proceeds (repayments) from sale of accounts receivable.         -              -           3,932           3,932
  (Increase) decrease in receivable from related parties.        (9)        (3,365)         (1,737)         (5,111)
  Change in amounts due to (from) subsidiaries...........         -         28,471         (28,471)              -
  Change in investment in and advances to affiliates.....    89,489        (88,628)           (861)              -
  Change in cumulative translation adjustment............         -              -           9,374           9,374
  Other, net.............................................     4,309           (113)         (5,426)         (1,230)
                                                           --------     ----------     -----------       ---------
Net cash provided by (used in) operating activities......    96,947          1,803          (4,035)         94,715
                                                           --------     ----------     -----------       ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisition...................         -        (37,348)         (5,123)        (42,471)
  Net proceeds from sale of assets.......................         -          7,533          19,738          27,271
                                                           --------     ----------     -----------       ---------
Net cash provided by (used in) investing activities......         -        (29,815)         14,615         (15,200)
                                                           --------     ----------     -----------       ---------
Cash provided by (used in) financing activities:
  Increase in short-term debt............................         -              -              15              15
  Decrease in borrowings under revolving
    credit facility......................................         -        (85,250)              -         (85,250)
  Repayments of long-term debt...........................  (182,232)            63             (33)       (182,202)
  Call premium on redemption of debt.....................    (2,734)             -               -          (2,734)
  Change in net intercompany loans.......................         -         11,816         (11,816)              -
  Decrease in restricted cash............................    81,130        101,000               -         182,130
  Debt issuance costs....................................         -           (820)              -            (820)
  Capital contribution from parent company...............     6,891              -               -           6,891
                                                           --------     ----------     -----------       ---------
Net cash provided by (used in) financing activities......   (96,945)        26,809         (11,834)        (81,970)
                                                           --------     ----------     -----------       ---------
Effect of exchange rate changes on cash..................         -              -             636             636
                                                           --------     ----------     -----------       ---------
Net change in cash and cash equivalents..................         2         (1,203)           (618)         (1,819)
                                                           --------     ----------     -----------       ---------
Cash and cash equivalents, end of period.................  $      7     $    2,408     $     6,596       $   9,011
                                                           ========     ==========     ===========       =========

                                ISP CHEMCO INC.

NOTE 11. GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                     NINE MONTHS ENDED SEPTEMBER 28, 2003
                                  (THOUSANDS)

                                                                                           Non-
                                                            Parent       Guarantor       Guarantor
                                                           Company      Subsidiaries   Subsidiaries      Consolidated
                                                           --------     ------------   ------------      ------------
Cash and cash equivalents, beginning of period...........  $      6     $   17,735     $    15,550       $  33,291
                                                           --------     ----------     -----------       ---------
Cash provided by (used in) operating activities:
  Net income ............................................    (1,681)        20,121          20,900          39,340
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Cumulative effect of change in accounting principle.         -            583             438           1,021
     Depreciation........................................         -         36,144           8,659          44,803
     Amortization of intangible assets...................         -            432               -             432
     Deferred income taxes...............................         -         13,773           4,685          18,458
  (Increase) decrease in working capital items...........     1,839        (16,176)        (17,907)        (32,244)
  Proceeds (repayments) from sale of accounts receivable.         -              -          (2,560)         (2,560)
  Increase in receivable from related parties............      (215)          (385)        (12,509)        (13,109)
  Change in amounts due to (from) subsidiaries...........         -         (2,665)          2,665               -
  Change in investment in and advances to affiliates.....    (1,353)       (10,365)         11,718               -
  Change in cumulative translation adjustment............         -              -           6,362           6,362
  Other, net.............................................       (40)           584          (5,206)         (4,662)
                                                           --------     ----------     -----------       ---------
Net cash provided by (used in) operating activities......    (1,450)        42,046          17,245          57,841
                                                           --------     ----------     -----------       ---------
Cash used in investing activities:
  Capital expenditures and acquisition...................         -        (32,638)        (17,021)        (49,659)
                                                           --------     ----------     -----------       ---------
Net cash used in investing activities....................         -        (32,638)        (17,021)        (49,659)
                                                           --------     ----------     -----------       ---------
Cash provided by (used in) financing activities:
  Decrease in short-term debt............................         -              -             (76)            (76)
  Repayments of long-term debt...........................         -             23          (1,554)         (1,577)
  (Increase) decrease in intercompany loans..............         -         (7,967)          7,967               -
  Dividends and distributions to parent company..........         -          3,270          (3,270)              -
  Capital contribution from parent company...............     1,451              -               -           1,451
                                                           --------     ----------     -----------       ---------
Net cash provided by (used in) financing activities......     1,451         (6,274)          4,644            (179)
                                                           --------     ----------     -----------       ---------
Effect of exchange rate changes on cash..................         -              -           3,001           3,001
                                                           --------     ----------     -----------       ---------
Net change in cash and cash equivalents..................         1          3,134           7,869          11,004
                                                           --------     ----------     -----------       ---------
Cash and cash equivalents, end of period.................  $      7     $   20,869     $    23,419       $  44,295
                                                           ========     ==========     ===========       =========

                                ISP CHEMCO INC.

NOTE 12.  CONTINGENCIES

Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims") under the Comprehensive Environmental Response Compensation and Liability Act, Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed. A number of these Environmental Claims are in the early stages or have been dormant for protracted periods.

     While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

     For further information regarding environmental matters, reference is made to Note 21 to Consolidated Financial Statements contained in the 2002 Form 10-K.

Tax Claim Against G-I Holdings Inc.

     The predecessor of ISP and certain of its domestic subsidiaries were parties to tax sharing agreements with members of a consolidated group for Federal income tax purposes that included G-I Holdings Inc. (the "G-I Holdings Group") in certain prior years. Until January 1, 1997, ISP and its domestic subsidiaries were included in the consolidated Federal income tax returns of the G-I Holdings Group and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years. Those tax sharing agreements are no longer applicable with respect to the tax liabilities of ISP for periods subsequent to January 1, 1997, because neither the Company nor any of its domestic subsidiaries are members of the G-I Holdings Group for periods after January 1, 1997. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in the tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to

                                ISP CHEMCO INC.

such deficiency against G-I Holdings and one of its subsidiaries, ACI Inc., that also filed for protection under Chapter 11 of the Bankruptcy Code, in the G-I Holdings bankruptcy. If such proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in an amount of approximately $279 million, computed as of September 28, 2003. On May 7, 2002, G-I Holdings filed an objection to that proof of claim. Such objection will be heard by the United States District Court for the District of New Jersey which oversees the G-I Holdings bankruptcy court. For additional information relating to G-I Holdings, reference is made to Notes 9 and 21 to Consolidated Financial Statements contained in the 2002 Form 10-K.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Unless otherwise indicated by the context, "we," "us" and "our" refer to ISP Chemco Inc. and its consolidated subsidiaries.


RESULTS OF OPERATIONS -- THIRD QUARTER 2003 COMPARED WITH
                         THIRD QUARTER 2002

     We recorded third quarter 2003 net income of $11.1 million compared with net income of $10.9 million in the third quarter of 2002. The higher results for the third quarter of 2003 were attributable to $2.3 million lower other expense, net, and $1.0 million lower interest expense, partially offset by $3.5 million lower operating income.

     Effective January 1, 2003, we changed the composition of our reportable segments to be consistent with the current structure of our businesses. Over the last several years, we have increased our focus on our higher margin consumer-oriented businesses. Consistent with that business focus, we now report three business segments: Specialty Chemicals, Industrial Chemicals and Mineral Products. Our Specialty Chemicals segment consists of the personal care, pharmaceutical, food, beverage, performance chemicals and fine chemicals product lines. Sales and operating income by business segment for the third quarter and nine months ended September 29, 2002 have been restated to conform to the 2003 presentation.

     Net sales for the third quarter of 2003 were $215.1 million compared with $208.4 million for the third quarter of 2002. The $6.7 million (3%) increase in sales resulted from higher unit volumes in the Mineral Products segment ($4.0 million) and in the pharmaceutical and food product lines (totaling $4.8 million) and the favorable impact of the weaker U.S. dollar in Europe ($8.1 million). These sales gains were partially offset by lower pricing in Industrial Chemicals and Mineral Products (totaling $4.0 million) and lower unit volumes in the fine chemicals product line ($4.2 million).

     The gross margin for the third quarter of 2003 was 34.7% compared with 36.6% in the third quarter of 2002. The reduced margin resulted primarily from the impact of the unfavorable pricing in Industrial Chemicals and Mineral Products and unfavorable manufacturing costs in Mineral Products and fine chemicals (totaling $7.7 million), partially offset by higher unit volumes and the favorable impact of the weaker U.S. dollar.

     Operating income was $32.1 million in the third quarter of 2003 compared with $35.6 million in the third quarter of 2002. Operating income for the Specialty Chemicals segment improved 7% to $29.8 million compared with $27.8 million in the third quarter of 2002. The improved results for Specialty Chemicals were primarily attributable to the personal care and pharmaceutical product lines, mainly due to manufacturing efficiencies and the favorable impact of the weaker U.S. dollar, partially offset by losses in the fine chemicals product line.

     The Industrial Chemicals segment recorded an operating loss of $1.2 million in the third quarter of 2003 compared with operating income of $2.1 million in the third quarter of 2002. The Industrial Chemicals manufacturing operations are principally based in Europe and costs for this business have been adversely impacted by the stronger Euro. In addition, the results for the third quarter of 2003 were impacted by lower pricing due to current industry supply/demand imbalance.

     Operating income for the Mineral Products segment decreased by $2.0 million (36%) to $3.5 million in the third quarter of 2003 because of unfavorable manufacturing costs, primarily higher energy costs, as well as lower pricing.

     Selling, general and administrative expenses for the third quarter of 2003 increased by 4% to $42.4 million from $40.6 million in the same period last year as a result of higher selling and administrative costs, mainly due to the weaker U.S. dollar. Selling, general and administrative expenses as a percentage of sales were 19.7% compared with 19.5% in last year's third quarter.

     Interest expense for the third quarter of 2003 was $13.1 million compared with $14.1 million for the same period last year. The $1.0 million (7%) decrease was primarily due to lower average borrowings ($0.6 million impact), as well as lower average interest rates ($0.4 million impact). Other expense, net, for the third quarter of 2003 was $2.0 million compared with $4.2 million in last year's third quarter, with the lower expense due primarily to favorable foreign exchange.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments:
Specialty Chemicals; Industrial Chemicals; and Mineral Products. As discussed above, we changed the composition of our reportable segments, effective January 1, 2003. Sales and operating income by business segment for the third quarter of 2002 have been restated to conform to the 2003 presentation. See also Note 8 to consolidated financial statements.


Specialty Chemicals

     Sales in the third quarter of 2003 were $153.5 million compared with $149.3 million for the same period last year, while operating income for the third quarter of 2003 was $29.8 million compared with $27.8 million in last year's third quarter. The 3% increase in sales was attributable to higher unit volumes in the pharmaceutical and food product lines (totaling $4.8 million), and the favorable effect of the weaker U.S. dollar in Europe ($5.9 million). Partially offsetting these sales increases were lower unit volumes in the fine chemicals product line ($4.2 million) and lower pricing ($1.0 million), primarily in the personal care product line, and lower unit volumes in the personal care and performance chemicals product lines (totaling $2.3 million). Higher pharmaceutical volumes were primarily attributable to strong growth in the excipients markets (Plasdones for tablet binders and Polyplasdones for tablet disintegrants), as well as the denture adhesives market, while higher food volumes resulted from the Germinal acquisition in May 2003 (see Note 10 to consolidated financial statements).

     Operating income for the Specialty Chemicals segment increased by 7% for the third quarter of 2003 to $29.8 million compared with $27.8 million in last year's third quarter. The improvement resulted primarily from the favorable effect of the weaker U.S. dollar ($4.7 million) and the impact of favorable manufacturing efficiencies and lower operating expenses in the personal care and pharmaceutical product lines (totaling $4.4 million), partially offset by unfavorable pricing ($1.0 million) and losses incurred in the fine chemicals product line because of the adverse impact of unfavorable manufacturing costs ($6.6 million).

Industrial Chemicals

     Sales in the third quarter of 2003 were $35.0 million compared with $34.5 million in the third quarter of 2002. The increase in sales was attributable to the favorable effect of the weaker U.S. dollar ($2.2 million), partially offset by lower pricing.

     The Industrial Chemicals segment recorded an operating loss of $1.2 million in the third quarter of 2003 compared with operating income of $2.1 million in the third quarter of 2002. The Industrial Chemicals manufacturing operations are principally based in Europe and costs for this business have been adversely impacted by the stronger Euro. In addition, the results for the third quarter of 2003 were impacted by the lower pricing ($2.0 million) due to current industry supply/demand imbalance.

Mineral Products

     Sales for the Mineral Products segment for the third quarter of 2003 were $26.6 million compared with $24.6 million for the third quarter of 2002, as higher unit volumes ($4.0 million) were partially offset by lower pricing ($2.0 million).

     Operating income for the third quarter of 2003 was $3.5 million compared with $5.5 million for the third quarter of 2002. The $2.0 million (36%) decrease in operating income was due to unfavorable manufacturing costs, primarily as a result of higher energy costs, as well as lower pricing.


RESULTS OF OPERATIONS -- FIRST NINE MONTHS 2003 COMPARED WITH
                         FIRST NINE MONTHS 2002

     We have restated our previously issued consolidated financial statements for the first nine months of 2002. See Note 1 and Note 9 to consolidated financial statements for further information.

     For the first nine months of 2003, we recorded net income of $39.3 million compared with a net loss of $120.2 million in the first nine months of 2002. First nine months 2003 results include a $1.0 million after-tax charge for the cumulative effect of a change in accounting principle from the adoption of Statement of Financial

Accounting Standards, which we refer to as "SFAS," No. 143, "Accounting for Asset Retirement Obligations." First nine months 2002 results included a $155.4 million goodwill impairment charge, effective January 1, 2002, for the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

     Income before the cumulative effect of changes in accounting principles was $40.4 million for the first nine months of 2003 compared with $35.2 million in the first nine months of 2002. The improved results for the first nine months of 2003 were attributable to $6.1 million lower interest expense and $4.3 million lower other expense, net, partially offset by $7.1 million lower operating income. In addition, the results for the first nine months of 2002 included a $4.3 million pre-tax charge for the early retirement of debt and other operating gains of $12.2 million, while first nine months 2003 results include an other operating charge of $1.5 million for stock option payments related to a going private transaction by our parent company, International Specialty Products Inc., which we refer to as ISP. The other operating gains of $12.2 million in the first nine months of 2002 included a $2.8 million gain from a contract termination related to the sale of our company's FineTech business, a $5.5 million gain on the sale of the FineTech business and a $3.9 million gain on a contract settlement.

     Net sales for the first nine months of 2003 were $677.2 million compared with $642.2 million for the first nine months of 2002. The $35.0 million (5.5%) increase in sales resulted primarily from higher unit volumes in the Industrial Chemicals and Mineral Products segments (totaling $17.8 million) and in the pharmaceutical, food and beverage product lines (totaling $14.2 million) and the favorable impact of the weaker U.S. dollar in Europe ($31.6 million). These sales gains were partially offset by lower pricing in Industrial Chemicals, Mineral Products and the personal care product line (totaling $9.9 million) and lower volumes ($16.2 million) in the fine chemicals product line, mainly as a result of the loss of sales to Polaroid, which is operating under bankruptcy court protection.

     The gross margin for the first nine months of 2003 was 35.0% compared with 35.2% in the first nine months of 2002. Lower gross margins for the Mineral Products and Industrial Chemicals segments were adversely impacted by higher energy costs and lower pricing. The gross margin for the Specialty Chemicals segment increased to 43.1% for the first nine months of 2003 from 39.3% for the first nine months of 2002. The improvement was primarily attributable to manufacturing efficiencies and the favorable impact of the weaker U.S. dollar.

     Operating income for the first nine months of 2003 was $103.7 million compared with $110.8 million for the first nine months of 2002. Excluding the other operating gains and charges in each period mentioned above, operating income on a comparable basis was $105.2 million and $98.6 million for the first nine months of 2003 and 2002, respectively (see reconciliation below of non-GAAP financial measures). The higher comparable operating income for the first nine months of 2003 includes improved results in the Specialty Chemicals segment, partially offset by losses in the Industrial Chemicals segment and lower results in the Mineral Products segment.

     On a comparable basis, excluding the aforementioned other operating gains and charges, operating income for the Specialty Chemicals segment improved 31% to $97.8 million compared with $74.9 million in last year's first nine months. The improved results were primarily attributable to the personal care, pharmaceutical and beverage product lines, mainly due to manufacturing efficiencies, higher unit volumes, lower operating expenses and the favorable impact of the weaker U.S. dollar, partially offset by lower pricing. The improved results in Specialty Chemicals were adversely impacted by the lack of sales to Polaroid.

     The Industrial Chemicals segment recorded an operating loss of $5.3 million in the first nine months of 2003 compared with operating income of $5.2 million in the first nine months of 2002. The results were mainly attributable to lower pricing and to the adverse impact of the stronger Euro on European-based manufacturing costs and higher energy costs, partially offset by manufacturing efficiencies.

     Operating income for the Mineral Products segment decreased by $6.2 million (34%) to $12.2 million in the first nine months of 2003 due to unfavorable manufacturing costs, primarily as a result of higher energy costs, as well as lower pricing.

     Selling, general and administrative expenses for the first nine months of 2003 increased by 3.5% to $131.3 million from $126.8 million in the same period last year as a result of higher administrative and distribution costs, mainly due to the weaker U.S. dollar. Selling, general and administrative expenses as a percentage of sales were reduced to 19.4% compared with 19.8% in last year's first nine months.

     Interest expense for the first nine months of 2003 was $39.7 million compared with $45.8 million for the same period last year. The $6.1 million (13%) decrease was primarily due to lower average borrowings ($3.9 million impact) and, to a lesser extent, lower average interest rates ($2.2 million impact). Other expense, net, for the first nine months of 2003 was $1.9 million compared with $6.2 million in last year's first nine months, with the lower expense due primarily to favorable foreign exchange.


Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments:
Specialty Chemicals; Industrial Chemicals; and Mineral Products. As discussed above, we changed the composition of our reportable segments, effective January 1, 2003. Sales and operating income by business segment for the first nine months of 2002 have been restated to conform to the 2003 presentation. See also
Note 8 to consolidated financial statements.

     The business segment review below and the discussion of operating income above contain information regarding non-GAAP financial measures contained within the meaning of Item 10 of Regulation S-K promulgated by the Securities and Exchange Commission. As used herein, "GAAP" refers to accounting principles generally accepted in the United States of America.

We use non-GAAP financial measures to eliminate the effect of certain other operating gains and charges on reported operating income. Management believes that these financial measures are useful to investors and financial institutions because such measures exclude transactions that are unusual due to their nature or infrequency and therefore allow investors and financial institutions to more readily compare our company's performance from period to period. Management uses this information in monitoring and evaluating our company's performance and the performance of individual business segments. The non-GAAP financial measures included herein have been reconciled to the most directly comparable GAAP financial measure as is required under Item 10 of Regulation S-K regarding the use of such financial measures. These non-GAAP measures should be considered in addition to, and not as a substitute, or superior to, operating income or other measures of financial performance in accordance with generally accepted accounting principles.

                                                           First Nine Months
                                                         ---------------------
                                                             2002        2003
                                                         ---------   ---------
                                                               (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP............................... $   110.8   $   103.7
Non-GAAP adjustments:
     Less: Other operating (gains) charges(1)...........     (12.2)        1.5
                                                         ---------   ---------
Operating income, as adjusted........................... $    98.6   $   105.2
                                                         =========   =========

Supplemental Business Segment Information:

Operating income:
     Operating income per GAAP - Specialty Chemicals.... $    87.1   $    96.7
     Non-GAAP adjustments (1)...........................     (12.2)        1.1
                                                         ---------   ---------
     Operating income - Specialty Chemicals as adjusted. $    74.9   $    97.8
                                                         =========   =========

     Operating income per GAAP - Industrial Chemicals... $     5.2   $    (5.3)
     Non-GAAP adjustments (1)...........................         -         0.2
                                                         ---------   ---------
     Operating income - Industrial Chemicals as adjusted $     5.2   $    (5.1)
                                                         =========   =========

     Operating income per GAAP - Mineral Products....... $    18.4   $    12.2
     Non-GAAP adjustments (1)...........................         -         0.2
                                                         ---------   ---------
     Operating income - Mineral Products as adjusted.... $    18.4   $    12.4
                                                         =========   =========

     Total segment operating income as adjusted......... $    98.5   $   105.1
     Unallocated corporate office per GAAP..............       0.1         0.1
                                                         ---------   ---------
     Operating income, as adjusted...................... $    98.6   $   105.2
                                                         =========   =========

(1) Non-GAAP adjustments in the first nine months of 2003 represent an other operating charge of $1.5 million for stock option payments related to ISP's going private transaction, which is also presented by business segment. In the first nine months of 2002, non-GAAP adjustments included other operating gains of $2.8 million for a contract termination related to the sale of our company's FineTech business, a gain of $5.5 million on the sale of the FineTech business and a $3.9 million gain from the settlement of a manufacturing and supply agreement with a customer of the fine chemicals product line. All non-GAAP adjustments for the first nine months of 2002 related to the Specialty Chemicals business segment.

Specialty Chemicals

     Sales in the first nine months of 2003 were $470.4 million compared with $455.6 million for the same period last year, while operating income for the first nine months of 2003 increased by 11% to $96.7 million from $87.1 million in last year's first nine months. The 3% increase in sales was attributable to the favorable effect of the weaker U.S. dollar ($22.3 million) and higher unit volumes in the pharmaceutical, food and beverage product lines (totaling $14.2 million). Partially offsetting these sales increases were lower unit volumes ($16.2 million) in the fine chemicals product line, primarily as a result of the loss of sales due to the termination of the supply and license agreement with Polaroid ($7.3 million), and unfavorable pricing ($4.2 million), primarily in the personal care product line in both the skin care (sunscreens markets)and hair care (styling gel/lotion markets). Favorable pharmaceutical volumes were primarily attributable to strong growth in the excipients markets (Plasdones for tablet binders and Polyplasdones for tablet disintegrants), as well as the denture adhesives market, while higher food volumes resulted from the Germinal acquisition in May 2003 (see Note 10 to consolidated financial statements).

     Excluding the other operating gains and charges discussed above, operating income for the Specialty Chemicals segment increased by 31% for the first nine months of 2003 to $97.8 million compared with $74.9 million in last year's first nine months. The improvement resulted primarily from manufacturing efficiencies ($7.2 million), the favorable effect of the weaker U.S. dollar ($15.5 million), the impact of higher unit volumes in the pharmaceutical, food and beverage product lines (totaling $5.8 million) and lower operating expenses ($2.6 million), partially offset by unfavorable pricing ($4.2 million). The improved results for this segment were adversely impacted by the lower volumes in the fine chemicals product line ($5.2 million), mainly due to the loss of sales to Polaroid.

Industrial Chemicals

     Sales in the first nine months of 2003 were $128.6 million compared with $112.4 million in the first nine months of 2002. The 14% increase in sales was attributable to higher unit volumes ($11.7 million) and the favorable effect of the weaker U.S. dollar ($9.3 million), partially offset by the continuing adverse effect of unfavorable pricing ($4.9 million).

     The Industrial Chemicals segment recorded an operating loss of $5.3 million in the first nine months of 2003, compared with operating income of $5.2 million in the first nine months of 2002. The unfavorable results for this business have been adversely impacted by the stronger Euro on European-based manufacturing costs. The unfavorable results also included higher energy costs and operating expenses ($7.4 million) and unfavorable pricing ($4.9 million), partially offset by manufacturing efficiencies ($4.9 million) and the impact of higher volumes ($2.2 million).

     There is ongoing pressure on our pricing and revenue related to commodity type butanediol and related solvents and intermediates. A key competitor in this market completed construction of additional production capacity in Europe for these products during the third quarter of 2002.

Another competitor is expected to complete construction of additional capacity in Asia during the fourth quarter of 2003. With the opening of these two facilities, the increase in the supply of these products to the merchant market is resulting in increased downward pressure on pricing.

Mineral Products

     Sales for the Mineral Products segment for the first nine months of 2003 were $78.3 million compared with $74.3 million for the first nine months of 2002. The 5% increase was due to higher unit volumes ($6.1 million) and included $2.7 million (16%) in higher third party sales and $1.3 million (2%) in higher sales to Building Materials Corporation of America, an affiliate, which we refer to as BMCA.

     Operating income for the first nine months of 2003 was $12.2 million compared with $18.4 million for the first nine months of 2002. The $6.2 million (34%) decrease in operating income was due to unfavorable manufacturing costs, primarily as a result of higher energy costs and, to a lesser extent, unfavorable pricing ($2.1 million).


LIQUIDITY AND FINANCIAL CONDITION

Cash Flow and Cash Position

     During the first nine months of 2003, our net cash flow before financing activities was $8.2 million and included $57.8 million of cash generated from operations and the reinvestment of $49.7 million for capital programs and the acquisition of Germinal S.A. (see Note 10 to consolidated financial statements). Cash generated from operations in the first six months of 2003 of $57.8 million included a cash outflow of $13.1 million due to an increase in receivables from related parties, primarily related to an acquisition by our parent company, ISP. Cash invested in additional working capital items totaled $32.2 million during the first six months of 2003, including a $19.1 million increase in receivables as a result of higher sales, a $6.3 million increase in inventories and an $8.2 million decrease in payables and accrued liabilities, primarily related to payments of accrued interest.

     Net cash used in financing activities during the first six months of 2003 totaled $0.2 million and included repayments of long-term debt totaling $1.6 million, offset by a $1.5 million capital contribution from ISP for the payment of stock option terminations related to ISP's going private transaction in February 2003.

     As a result of the foregoing factors, cash and cash equivalents increased by $11.0 million during the first nine months of 2003 to $44.3 million.

Current Maturities of Long-Term Debt

     As of September 28, 2003, our current maturities of long-term debt, scheduled to be repaid during the twelve month period ended September 2004, totaled $2.7 million, including $2.3 million related to the term loan under our senior credit facilities.

Freetown Facility

     As part of our acquisition of our Freetown, Massachusetts plant in 1998, we entered into a multi-year agreement to supply the imaging dyes and polymers used by Polaroid in its instant film business. In October 2001, Polaroid filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In the third quarter of 2002, the majority of Polaroid's assets were acquired by a new owner, and the new owner did not assume our long-term supply contract with Polaroid. These events negatively impacted the sale of our fine chemicals products and reduced the utilization of our Freetown plant. We have since increased the utilization of the Freetown facility, primarily from additional production of personal care products.

     An operating lease related to equipment at the Freetown facility was entered into as part of a 1998 sale-leaseback transaction. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The first renewal term commenced during the first quarter of 2002. The lease provides for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and includes purchase and return options at fair market values determined at the inception of the lease. We have the right to exercise a purchase option with respect to the leased equipment, or the equipment can be returned to the lessor and sold to a third party. We are obligated to pay a maximum guaranteed payment amount upon the return of the equipment, currently $32.6 million, reduced by 50% of any proceeds from the subsequent sale of the equipment in excess of $4.8 million.

Contractual Obligations

     We have a contract with a multinational supplier to supply a substantial amount of our acetylene needs to our Texas City, Texas facility. This supplier generates this raw material as a by-product from the manufacture of ethylene. Pricing under the contract is on a fixed basis and we are obligated to purchase a specified amount of acetylene under the contract. This supplier has closed its operation that was the primary source of acetylene for our Texas City facility. The supplier has an obligation to provide product to us until the end of March 2004 and has confirmed that it will meet this obligation through that date by delivering product from another of its facilities. We have identified several alternative sources of supply of acetylene for the Texas City facility for the period after March 2004. The annualized, incremental cost of acetylene from these sources is estimated to be less than $2.0 million. Although we believe that these alternative sources of supply will be sufficient for our projected needs, there can be no assurance in this regard.

     We also had a contract with another supplier for the delivery of additional amounts of acetylene to our Texas City facility, which expired on June 30, 2003. We have entered into a five-year contract with an alternative source under which we are obligated to purchase specified quantities of acetylene. Pricing is fixed with escalators tied to the Producer Price Index.

     In May 2003, we entered into a long-term contract with BMCA to supply BMCA and its subsidiaries substantially all of their colored roofing granules and algae-resistant granules requirements, except for the requirements of certain of their roofing plants that are supplied by third parties. The contract includes pricing discounts based on volume purchase targets, which, if the highest discount levels are reached over the term of the contract, could adversely impact gross margins for the Mineral Products segment. Our supply arrangements with BMCA and its subsidiaries are at prices and on terms that we believe are no less favorable to it than could be obtained from an unaffiliated third party.

New Accounting Standards

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. As we have no plans at this time for any exit or disposal activities, the adoption of SFAS No. 146 will not have any immediate effect on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 for both annual and interim reporting periods by requiring disclosures in a tabular format to reconcile net income as reported to pro forma net income as if the fair value method was used. Certain of the disclosure modifications required for fiscal years ending after December 15, 2002 were disclosed in our 2002 Form 10-K. However, as discussed above, with the completion of the going private transaction by ISP in February 2003, our stock-based compensation plans were terminated and payments were made in accordance with the terms of the merger agreement. Therefore, the provisions of SFAS No. 148 are no longer applicable to us as it relates to those plans. In addition, we currently account for incentive units granted to our eligible employees pursuant to ISP's 2000 Long-Term Incentive Plan and 2003 Executive Long-Term Incentive Plan under the accounting prescribed by FASB Interpretation No. 28, which we refer to as FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option and Award Plans," which requires an entity to measure compensation as the amount by which the Book Value of the incentive units covered by the grant exceeds the option price or value specified of such incentive units at the date of grant. Changes, either increases or decreases, in the Book Value of those incentive units between the date of grant and the measurement date result in a change in the measure of compensation for the right or award. We expect to continue to account for our long-term incentive units under the accounting prescribed by FIN 28 and have adopted the additional disclosure provisions of SFAS No. 148. Since compensation expense related to such incentive units is included in the actual consolidated statements of operations, our pro forma net income under SFAS No. 123 would have been the same as actual net income.

    In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements for a guarantor's accounting for and disclosures of certain guarantees issued and outstanding. The provisions of FIN 45 apply to guarantee contracts that contingently require the guarantor to make payments (in cash, financial instruments, other assets, shares of stock or provision of services) to the guaranteed party for guarantees such as a financial standby letter of credit, a market value guarantee on either a financial or nonfinancial asset owned by the guaranteed party and a guarantee of the collection of the scheduled contractual cash flows from financial assets held by a special-purpose entity. FIN 45 also applies to indemnification contracts and indirect guarantees of indebtedness of others. The requirements of FIN 45 for the initial recognition and measurement of the liability for a guarantor's obligations are to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. We currently do not have any guarantees, indemnification contracts or indirect guarantees of indebtedness of others that would be subject to the initial recognition and measurement provisions of FIN 45. Our 10 1/4% Senior Subordinated Notes due 2011 that were issued in November 2001 are guaranteed by all of our domestic subsidiaries, other than certain immaterial subsidiaries and our accounts receivable financing subsidiary.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." In accordance with FIN 46, a variable interest entity will be consolidated if either the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or as a group, the holders of the equity investment at risk lack any one of the following three characteristics of a controlling financial interest: (1) the direct or indirect ability to make decisions about an entity's activities; (2) the obligation to absorb the expected losses of the entity if they occur; (3) the right to receive the expected residual returns of the entity if they occur. All companies with variable interests in variable interest entities created after January 31, 2003 shall apply the provisions of FIN 46 immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN 46 to that entity no later than the beginning of the first interim or annual reporting period ending after December 15, 2003, if such entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46. We do not have an interest in a variable interest entity. Therefore, the adoption of FIN 46 does not currently have an impact on our consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an immediate impact on our consolidated financial statements.

     See Note 12 to Consolidated Financial Statements for information regarding contingencies.


                                   * * *

Forward-looking Statements

     This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee" or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, for a discussion of "Market-Sensitive Instruments and Risk Management." At December 31, 2002 and September 28, 2003, there were no equity-related financial instruments employed by us to reduce market risk.


                         ITEM 4. CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures: Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act.

     Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II


                               OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit Number
     --------------
     31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1   Certification of CEO and CFO pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K filed during the current quarter:

    No reports on Form 8-K were filed during the three-month period ended September 28, 2003.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ISP CHEMCO INC.
                               ISP CHEMICALS INC.
                               ISP MINERALS INC.
                               ISP TECHNOLOGIES INC.





DATE:  November 11, 2003           BY: /s/ Neal E. Murphy
       -----------------               ------------------

                                       Neal E. Murphy
                                       Senior Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer)


DATE:  November 11, 2003           BY: /s/Kenneth M. McHugh
       -----------------               --------------------

                                       Kenneth M. McHugh
                                       Vice President and Controller
                                       (Principal Accounting Officer)