Form 10-Q
period 2004-07-04
ISP TECHNOLOGIES INC /NY/; ISP CHEMICALS INC /NY/; ISP MINERALS INC /NY/; ISP CHEMCO INC
filed 2004-08-18
CIK 1159974, 1159975, 1159976, 1067851

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended JULY 4, 2004

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

                     -----------------------------------
                     See Table of Additional Registrants

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

     As of August 17, 2004, 100 shares of the registrant's common stock (par value $.01 per share) were outstanding. There is no trading market for the common stock of the registrant. As of August 17, 2004, each of the additional registrants had the number of shares outstanding which is shown on the table below. There is no trading market for the common stock of the additional registrants. No shares of the registrant or the additional registrants were held by non-affiliates.

     THE REGISTRANT AND THE ADDITIONAL REGISTRANTS MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                     ADDITIONAL REGISTRANTS

                                                                                                  Address, including zip
                                                                            Commission File       code and telephone
Exact name of registrant as     State or other               No. of         No./ I.R.S.           number, including area
specified in its charter        jurisdiction of              Shares         Employer              code, of registrant's
                                incorporation or             Outstanding    Identification No.    principal executive
                                organization                                                      offices
---------------------------     ----------------             -----------    -----------------     -------------------------
ISP Chemicals Inc.              Delaware                     10             333-70144-08/         Route 95 Industrial Area,
                                                                            22-3807357            P.O. Box 37
                                                                                                  Calvert City, KY 42029
                                                                                                  (270) 395-4165
ISP Minerals Inc.               Delaware                     10             333-70144-07/         34 Charles Street
                                                                            22-3807370            Hagerstown, MD 21740
                                                                                                  (301) 733-4000
ISP Technologies                Delaware                     10             333-70144-09/         4501 Attwater Avenue
Inc.                                                                        22-3807372            and State Highway 146
                                                                                                  Texas City, TX 77590
                                                                                                  (409) 945-3411


                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS


                                ISP CHEMCO INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                       SECOND QUARTER ENDED    SIX MONTHS ENDED
                                      ---------------------  --------------------
                                        JULY 4,    JUNE 29,    JULY 4,   JUNE 29,
                                         2004       2003        2004       2003
                                      ---------   ---------  --------   ---------
                                                       (THOUSANDS)
Net sales............................ $ 261,670   $ 229,528  $ 528,565  $ 462,104
Cost of products sold................  (166,807)   (147,215)  (335,622)  (299,808)
Selling, general and administrative..   (49,175)    (45,121)   (98,326)   (88,914)
Other operating charges..............         -           -          -     (1,451)
Amortization of intangible assets....      (367)       (144)      (439)      (288)
                                      ---------   ---------  ---------  ---------
Operating income.....................    45,321      37,048     94,178     71,643
Interest expense.....................   (12,994)    (13,229)   (26,596)   (26,650)
Other income (expense), net..........    (2,819)      1,412     (4,512)        75
                                      ---------   ---------  ---------  ---------
Income before income taxes and
  cumulative effect of change in
  accounting principle...............    29,508      25,231     63,070     45,068
Income taxes.........................   (10,203)     (9,190)   (21,892)   (15,793)
                                      ---------   ---------  ---------  ---------
Income before cumulative effect of
  change in accounting principle.....    19,305      16,041     41,178     29,275

Cumulative effect of change in
  accounting principle, net of
  income tax benefit of $600.........         -           -          -     (1,021)
                                      ---------   ---------  ---------  ---------
Net income........................... $  19,305   $  16,041  $  41,178  $  28,254
                                      =========   =========  =========  =========
















      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                         JULY 4,   DECEMBER 31,
                                                          2004        2003
                                                       ---------   -----------
                                                             (THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents.......................... $   25,210  $   56,426
  Accounts receivable, trade, less allowance of
    $5,851 and $5,848 at July 4, 2004 and
    December 31, 2003, respectively..................    114,885      86,921
  Accounts receivable, other.........................     33,077      19,681
  Receivables from related parties...................     15,027      12,508
  Inventories........................................    184,893     187,805
  Deferred income tax assets.........................     25,316      25,701
  Prepaid expenses...................................      7,119       5,777
                                                       ---------  ----------
    Total Current Assets.............................    405,527     394,819
Property, plant and equipment, net...................    582,066     580,608
Goodwill, net of accumulated amortization of $180,486    336,968     331,101
Intangible assets, net of accumulated amortization of
  $1,589 and $1,150 at July 4, 2004 and
  December 31, 2003, respectively....................     19,102       8,866
Long-term receivable from related party..............     33,079      32,116
Long-term loan receivable from related party.........          -      31,231
Other assets.........................................     62,171      57,479
                                                      ----------  ----------
Total Assets......................................... $1,438,913  $1,436,220
                                                      ==========  ==========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt...................................  $       68  $       68
  Current maturities of long-term debt..............       3,117       2,722
  Loans payable to related party....................      34,000           -
  Accounts payable..................................      70,867      54,615
  Accrued liabilities...............................      61,372      89,023
  Income taxes payable..............................      27,009      33,263
                                                      ----------  ----------
    Total Current Liabilities.......................     196,433     179,691
                                                      ----------  ----------
Long-term debt less current maturities..............     650,936     620,473
                                                      ----------  ----------
Deferred income tax liabilities.....................     135,335     117,819
                                                      ----------  ----------
Other liabilities...................................     130,332     123,855
                                                      ----------  ----------
Shareholder's Equity:
   Common stock, $.01 par value per share;
    1,000 shares authorized; 100 shares issued
    and outstanding ................................           -           -
  Additional paid-in capital........................     310,762     399,474
  Retained earnings (accumulated deficit)...........      19,305      (4,354)
  Accumulated other comprehensive loss..............      (4,190)       (738)
                                                      ----------  ----------
    Total Shareholder's Equity......................     325,877     394,382
                                                      ----------  ----------
Total Liabilities and Shareholder's Equity..........  $1,438,913  $1,436,220
                                                      ==========  ==========

      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                           -------------------
                                                            JULY 4,   JUNE 29,
                                                             2004       2003
                                                           --------  ---------
                                                               (THOUSANDS)

Cash provided by (used in) operating activities:
  Net income.............................................  $  41,178  $ 28,254
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting principle          -     1,021
      Depreciation.......................................     31,827    29,723
      Amortization of intangible assets..................        439       288
      Deferred income taxes..............................     14,135     8,304
  Increase in working capital items......................    (50,316)  (22,269)
  Proceeds (repayments) from sale of accounts receivable.      4,074      (688)
  Increase in receivables from related parties...........     (3,559)   (7,946)
  Other, net.............................................      2,122     2,157
                                                           ---------  --------
Net cash provided by operating activities................     39,900    38,844
                                                           ---------  --------
Cash used in investing activities:
  Capital expenditures and acquisitions..................    (58,233)  (33,005)
                                                           ---------  --------
Net cash used in investing activities....................    (58,233)  (33,005)
                                                           ---------  --------
Cash provided by (used in) financing activities:
  Decrease in short-term debt............................          -       (77)
  Proceeds from issuance of debt.........................     31,188         -
  Increase in borrowings under revolving credit facility.        400         -
  Repayments of long-term debt...........................     (1,472)     (879)
  Loans from related party...............................     34,000         -
  Increase in loan to related party......................     (7,760)        -
  Debt issuance costs....................................     (1,725)        -
  Dividend to parent company.............................    (67,163)        -
  Capital contribution from parent company...............          -     1,451
                                                           ---------  --------
Net cash provided by (used in) financing activities......    (12,532)      495
                                                           ---------  --------
Effect of exchange rate fluctuations on cash
  and cash equivalents...................................       (351)    2,420
                                                           ---------  --------
Net change in cash and cash equivalents..................    (31,216)    8,754
Cash and cash equivalents, beginning of period...........     56,426    33,291
                                                           ---------  --------
Cash and cash equivalents, end of period.................  $  25,210  $ 42,045
                                                           =========  ========







      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                ISP CHEMCO INC.

                                                              SIX MONTHS ENDED
                                                            --------------------
                                                             JULY 4,   JUNE 29,
                                                              2004       2003
                                                            --------   --------
                                                                (THOUSANDS)

Supplemental Cash Flow Information:

  Cash paid during the period for:
    Interest (net of amount capitalized)..................  $ 46,873   $ 26,202
    Income taxes (including taxes paid pursuant to
       the Tax Sharing Agreement).........................    11,056      5,774

  Acquisitions:
    Estimated fair market value of assets acquired........  $ 30,425   $  8,986
    Purchase price of acquisitions........................    27,284      8,553
                                                            --------   --------
    Liabilities assumed...................................  $  3,141   $    433
                                                            ========   ========

Supplemental disclosure of financing activities:

    In April 2004, the Company made $39.0 million in dividends to its parent company, International Specialty Holdings Inc. In connection with these dividends, the Company's total long-term loan receivable of $39.0 million from a related party was eliminated.
























      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                                 ISP CHEMCO INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     The consolidated financial statements for ISP Chemco Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at July 4, 2004, and the results of operations and cash flows for the three and six month periods ended July 4, 2004 and June 29, 2003. All adjustments are of a normal recurring nature. Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "2003 Form 10-K").


NOTE 1.  AMENDED AND RESTATED SENIOR CREDIT FACILITIES

     On April 2, 2004, the Company and three of its wholly owned subsidiaries amended and restated its June 2001 $450.0 million senior secured credit facilities (the "Senior Credit Facilities"). The Senior Credit Facilities provide a $250.0 million term loan with a maturity in March 2011, which replaces the $225.0 million term loan that was due to mature in June 2008. In connection therewith, the Company borrowed an additional $31.2 million to bring the outstanding balance of the term loan to $250.0 million. The Senior Credit Facilities reduced the margin-based interest rate for term loan borrowings and amended financial covenant ratios, including the elimination of the minimum adjusted net worth covenant. For additional information relating to the Senior Credit Facilities, reference is made to Note 14 to consolidated financial statements contained in the 2003 Form 10-K.

     On April 15, 2004, the $225.0 million revolving credit facility under the Senior Credit Facilities, which was to terminate in June 2006, was reduced to $200.0 million, including a borrowing capacity not in excess of $50.0 million for letters of credit, and the maturity was extended to April 15, 2009. In addition, the margin-based interest rate for revolving credit borrowings was reduced.


NOTE 2.  ACQUISITIONS

     During the first six months of 2004, the Company completed the following three acquisitions in Europe to further enhance the Company's global specialty chemicals business. The purchase price of these acquisitions totaled $27.3 million in cash, net of $0.8 million cash acquired. In February 2004, the Company acquired the assets and business of UK-based Red Carnation Gums Limited, a manufacturer of emulsifiers, stabilizers and gelling systems for food and oral care markets. In March 2004, the Company acquired the assets and business of Germany-based Biochema Schwaben, a formulator of preservatives and biocides with applications in industrial and personal care markets, primarily in printing, paints and coatings, polymer emulsions, skin care and hair care markets. Also in March 2004, the Company acquired the assets and business of UK-based Hallcrest Limited and its U.S. affiliate, a manufacturer and marketer of custom microencapsulation and liquid crystal technologies for the personal care, home care, oral care and food industries. The total purchase price of these acquisitions was allocated to the estimated fair value of the identifiable assets acquired, including $10.7 million of intangible assets, and the excess of $5.1 million was recorded as goodwill.

                               ISP CHEMCO INC.

NOTE 2.  ACQUISITIONS - (CONTINUED)

The results of the three acquisitions are included in the Company's results of operations from the respective dates of acquisition.


NOTE 3.  NEW ACCOUNTING STANDARDS

     In December 2003, the Financial Accounting Standards Board issued a revised FASB Interpretation ("FIN") No. 46R, "Consolidation of Variable Interest Entities," replacing FIN 46 which had originally been issued in January 2003. FIN No. 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company will be required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. The effective dates of FIN 46R for public enterprises vary based on the type of variable interest entity and whether FIN 46 was applied to a variable interest entity prior to the effective date of FIN 46R. For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interest of the variable interest entities initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entities. The Company does not currently have an interest in a variable interest entity. Therefore, FIN 46R will not have an immediate impact on the Company's consolidated financial statements.

     In May 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-2 to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for employers that sponsor postretirement health care plans which provide prescription drug benefits. In addition, the FSP requires those employers to provide certain disclosures in their financial statements regarding the effect of the Act and the related subsidy on postretirement health obligations and net periodic postretirement benefit cost. FSP FAS No. 106-2 applies only to sponsors of single-employer defined benefit postretirement health care plans for which (1) the employer has concluded that prescription drug benefits available under the plan to some or all participants, for some or all future years, are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy under the Act, and (2) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The Company will adopt the provisions of FSP FAS No. 106-2 effective for the quarterly period beginning July 5, 2004. The impact on the Company's financial statements will be insignificant.

                               ISP CHEMCO INC.

NOTE 4.  COMPREHENSIVE INCOME


                                               Second Quarter Ended     Six Months Ended
                                               --------------------   ---------------------
                                                 July 4,   June 29,    July 4,     June 29,
                                                  2004       2003       2004         2003
                                                --------   --------   --------    ---------
                                                                (Thousands)
Net income....................................  $ 19,305   $ 16,041   $  41,178   $  28,254
                                                --------   --------   ---------   ---------
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustment....    (2,467)     8,107      (3,452)      9,597
                                                --------   --------   ---------   ---------
Total other comprehensive income (loss).......    (2,467)     8,107      (3,452)      9,597
                                                --------   --------   ---------   ---------
Comprehensive income..........................  $ 16,838   $ 24,148   $  37,726   $  37,851
                                                ========   ========   =========   =========


     Changes in the components of accumulated other comprehensive loss for the six months ended July 4, 2004 are as follows:


                                    Cumulative    Additional
                                    Foreign       Minimum       Accumulated
                                    Currency      Pension       Other
                                    Translation   Liability     Comprehensive
                                    Adjustment    Adjustment    Loss
                                    -----------   ---------     -------------
                                                  (Thousands)
Balance, December 31, 2003.......   $    5,382    $  (6,120)    $    (738)
Change for the period............       (3,452)           -        (3,452)
                                    ----------    ---------     ---------
Balance, July 4, 2004............   $    1,930    $  (6,120)    $  (4,190)
                                    ==========    =========     =========


NOTE 5.  INVENTORIES

     Inventories comprise the following:

                                         July 4,      December 31,
                                          2004            2003
                                       ---------      ------------
                                              (Thousands)
     Finished goods................     $110,150        $113,227
     Work-in-process...............       32,842          36,415
     Raw materials and supplies....       41,901          38,163
                                        --------        --------
     Inventories...................     $184,893        $187,805
                                        ========        ========

                               ISP CHEMCO INC.

     At July 4, 2004 and December 31, 2003, $62.2 and $62.7 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $6.9 and $4.2 million higher at July 4, 2004 and December 31, 2003, respectively.


NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

     The following schedule reconciles the changes in the carrying amount of goodwill, by business segment, for the six months ended July 4, 2004.


                                       Specialty        Industrial        Mineral       Total
                                       Chemicals        Chemicals         Products      Goodwill
                                       ---------        ----------        ---------     ---------
                                                                (Thousands)
   Balance, December 31, 2003........  $ 279,562        $        -        $  51,539     $ 331,101
   Acquisitions and valuation
     adjustment......................      6,201                 -                -         6,201
   Translation adjustment............       (334)                -                -          (334)
                                       ---------        ----------        ---------     ---------
   Balance, July 4, 2004.............  $ 285,429        $        -        $  51,539     $ 336,968
                                       =========        ==========        =========     =========



     The following is information as of July 4, 2004 and December 31, 2003 related to the Company's acquired intangible assets.

                                                                        July 4, 2004               December 31, 2003
                                                  Range of     ----------------------------   ----------------------------
                                                Amortizable    Gross Carrying   Accumulated   Gross Carrying   Accumulated
                                                   Lives           Amount      Amortization       Amount      Amortization
                                                -----------    --------------  ------------   --------------  ------------
                                                                                   (Dollars in Thousands)
  Intangible assets subject to amortization:
    Patents.................................... 5- 20 years     $      669      $   (141)      $      669     $    (113)
    Formulations............................... 5- 10 years          2,740          (115)               -             -
    Unpatented technology...................... 10-15 years          1,100           (22)               -             -
    Customer base.............................. 10-15 years          2,353           (44)               -             -
    Non-compete agreements.....................  2- 5 years          3,419        (1,184)           1,571          (971)
    EPA registrations..........................     5 years            166           (83)             166           (66)
                                                                ----------      --------       ----------     ---------
      Total amortizable intangible assets......                     10,447        (1,589)           2,406        (1,150)
                                                                ----------      --------       ----------     ---------
  Intangible assets not subject to amortization:
    Trademarks.................................                      5,596             -            2,962             -
    EPA registrations..........................                      4,648             -            4,648             -
                                                                ----------      --------       ----------      --------
      Total unamortized intangible assets......                     10,244             -            7,610             -
                                                                ----------      --------       ----------      --------
  Total intangible assets......................                 $   20,691      $ (1,589)      $   10,016      $ (1,150)
                                                                ==========      ========       ==========      ========


        Estimated amortization expense:                         (Thousands)
        Year ended December 31,                                 ----------
        2004................................................    $   1,100
        2005................................................        1,301
        2006................................................        1,301
        2007................................................        1,037
        2008................................................        1,037

                               ISP CHEMCO INC.

NOTE 7.  LOANS PAYABLE TO RELATED PARTY

     In April 2004, the Company borrowed a total of $34.0 million from a subsidiary of its parent company, International Specialty Holdings Inc., pursuant to two note agreements. One loan, for $30.0 million, has a maturity date of October 30, 2004, and the second loan, for $4.0 million has a maturity date of April 30, 2005. Interest is payable on each loan at the rate of 1.65% per annum.


NOTE 8.  ASSET RETIREMENT OBLIGATIONS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. The Company holds long-lived assets that have legal obligations associated with their retirement. These assets include deep wells that require capping, minerals quarries that require reclamation and other plant assets subject to certain environmental regulations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation ("ARO") be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. Subsequent to the initial measurement of the ARO, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. If the obligation is settled for other than the carrying amount of the liability, the Company would then recognize a gain or loss on settlement. As a result of adopting SFAS No. 143, effective January 1, 2003, the Company recognized an after-tax charge of $1.0 million ($1.6 million before an income tax benefit of $0.6 million) as the cumulative effect of a change in accounting principle, and recorded an ARO of $1.9 million and a net increase in property, plant and equipment of $0.3 million.


NOTE 9.  DIVIDENDS TO PARENT COMPANY

     In April 2004, the Company dividended a total of $106.2 million to its parent company, International Specialty Holdings Inc., including cash dividends of $67.2 million. The dividends were accounted for as a charge to retained earnings of $17.5 million and a charge to additional paid-in capital of $88.7 million. In connection with these dividends, the Company's total long-term loan receivable of $39.0 million from a related party was eliminated.

                               ISP CHEMCO INC.

NOTE 10.  OTHER OPERATING CHARGES

     In February 2003, the Company's indirect parent company, International Specialty Products Inc., completed a going private transaction. As a result, the Company's stock-based compensation plans were terminated and payments were made in accordance with the terms of that transaction. Accordingly, holders of approximately 2.7 million vested, in-the-money stock options outstanding and exercisable on February 28, 2003 received cash amounts aggregating $1.5 million that were recorded as compensation expense in the first quarter of 2003.


NOTE 11.  BENEFIT PLANS

   Defined Benefit Plans

     The Company provides a noncontributory defined benefit retirement plan for certain hourly employees in the United States (the "Hourly Retirement Plan"). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of ERISA.

     ISP Marl GmbH, a wholly owned German subsidiary of the Company, provides a noncontributory defined benefit retirement plan for its hourly and salaried employees (the "ISP Marl Plan"). Benefits under this plan are based on average earnings over each employee's career with the Company.

     The Company's net periodic pension cost for the second quarter and first six months of 2004 and 2003 for the Hourly Retirement Plan included the following components:


                                                Second Quarter Ended             Six Months Ended
                                              -----------------------        ------------------------
                                               July 4,       June 29,          July 4,       June 29,
                                                2004           2003             2004           2003
                                              -------       ---------        ---------       --------
                                                                    (Thousands)
   Service cost.............................  $    69       $      60        $     138       $    120
   Interest cost............................      523             524            1,046          1,049
   Expected return on plan assets...........     (736)           (716)          (1,472)        (1,432)
   Amortization of actuarial losses.........      126              98              252            196
   Amortization of unrecognized prior
     service cost...........................       60              70              120            139
                                              -------       ---------        ---------       --------
   Net periodic pension cost................  $    42       $      36        $      84       $     72
                                              =======       =========        =========       ========


     The Company's net periodic pension cost for the second quarter and first six months of 2004 and 2003 for the ISP Marl Plan included the following components:


                                                Second Quarter Ended             Six Months Ended
                                              -----------------------         -----------------------
                                               July 4,       June 29,         July 4,        June 29,
                                                2004           2003            2004            2003
                                              --------      ---------        -------         --------
                                                                    (Thousands)
   Service cost.............................  $    23       $     20         $    46         $     40
   Interest cost............................       48             39              96               78
   Amortization of unrecognized prior
     service cost...........................        1              1               2                2
                                              -------       --------         -------         --------
   Net periodic pension cost................  $    72       $     60         $   144         $    120
                                              =======       ========         =======         ========


                               ISP CHEMCO INC.

NOTE 11.  BENEFIT PLANS - (CONTINUED)

   Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees.

     The net periodic postretirement benefit (income) cost for the second quarter and first six months of 2004 and 2003 included the following components:


                                               Second Quarter Ended             Six Months Ended
                                             -----------------------        ------------------------
                                              July 4,       June 29,        July 4,         June 29,
                                               2004           2003           2004             2003
                                             --------      ---------        ------          --------
                                                                  (Thousands)
   Service cost............................. $    (9)      $     32         $   17          $     64
   Interest cost............................      75            155            206               311
   Amortization of actuarial (gains) losses.     (33)             7            (33)               14
   Amortization of unrecognized prior
     service cost...........................     (71)           (71)          (142)             (142)
                                             -------       --------         ------          --------
   Net periodic postretirement benefit
      (income) cost......................... $   (38)      $    123         $   48          $    247
                                             =======       ========         ======          ========



NOTE 12.  BUSINESS SEGMENT INFORMATION

                                               Second Quarter Ended      Six Months Ended
                                               ---------------------   ---------------------
                                                 July 4,    June 29,      July 4,   June 29,
                                                  2004        2003         2004       2003
                                               ---------   ---------    --------  ----------
                                                                (Thousands)
Net sales:
  Specialty Chemicals.......................   $ 178,085   $ 159,001    $ 364,254  $ 316,914
  Industrial Chemicals......................      49,074      44,391       97,762     93,527
  Mineral Products (1)......................      34,511      26,136       66,549     51,663
                                               ---------   ---------    ---------  ---------
Net sales...................................   $ 261,670   $ 229,528    $ 528,565  $ 462,104
                                               =========   =========    =========  =========

Operating income:
  Specialty Chemicals.......................   $  41,610   $  33,694    $  87,804  $  66,937
  Industrial Chemicals......................      (1,825)     (1,393)      (1,586)    (4,121)
  Mineral Products..........................       5,638       4,739        8,052      8,737
                                               ---------   ---------    ---------   --------
  Total segment operating income............      45,423      37,040       94,270     71,553
  Unallocated corporate office..............        (102)          8          (92)        90
                                               ---------   ---------    ---------  ---------
Total operating income......................      45,321      37,048       94,178     71,643
Interest expense and other, net.............     (15,813)    (11,817)     (31,108)   (26,575)
                                               ---------   ---------    ---------  ---------
Income before income taxes and cumulative
  effect of change in accounting principle..   $  29,508   $  25,231    $  63,070  $  45,068
                                               =========   =========    =========  =========




 (1) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $24.9 and $20.0 million for the second quarter of 2004 and 2003, respectively, and $49.1 and $39.7 million for the first six months of 2004 and 2003, respectively.

                               ISP CHEMCO INC.

NOTE 13. GUARANTOR FINANCIAL INFORMATION

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

                               ISP CHEMCO INC.

NOTE 13. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       SECOND QUARTER ENDED JULY 4, 2004
                                  (THOUSANDS)

                                                                          Non-
                                             Parent      Guarantor     Guarantor
                                             Company    Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                            --------    ------------  ------------  ------------   ------------
Net sales ................................  $      -    $  122,988     $  138,682    $        -     $  261,670
Intercompany net sales ...................         -        61,901          4,175       (66,076)             -
                                            --------    ----------     ----------    ----------     ----------
   Total net sales .......................         -       184,889        142,857       (66,076)       261,670
                                            --------    ----------     ----------    ----------     ----------
Cost of products sold ....................         -      (133,564)       (99,319)       66,076       (166,807)
Selling, general and administrative ......         -       (29,850)       (19,325)                     (49,175)
Amortization of intangible assets.........         -          (367)             -                         (367)
                                            --------    ----------     ----------    ----------     ----------

Operating income .........................         -        21,108         24,213             -         45,321
Equity in income of subsidiaries..........    20,406             -              -       (20,406)             -
Intercompany royalty income (expense).....         -        10,320        (10,320)                           -
Intercompany dividend income .............         -         1,493              -        (1,493)             -
Interest expense .........................       606       (14,068)           468                      (12,994)
Other expense, net .......................        (3)       (1,420)        (1,396)                      (2,819)
                                            --------    ----------     ----------    ----------     ----------
Income before income taxes ...............    21,009        17,433         12,965       (21,899)        29,508
Income taxes .............................      (211)       (7,492)        (2,500)                     (10,203)
                                            --------    ----------     ----------    ----------     ----------
Net income ...............................  $ 20,798    $    9,941     $   10,465    $  (21,899)    $   19,305
                                            ========    ==========     ==========    ==========     ==========



                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      SECOND QUARTER ENDED JUNE 29, 2003
                                  (THOUSANDS)

                                                                          Non-
                                              Parent      Guarantor    Guarantor
                                             Company    Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                            --------    ------------  ------------  ------------   ------------
Net sales ................................  $      -    $  109,001     $  120,527    $        -     $  229,528
Intercompany net sales ...................         -        58,669          3,805       (62,474)             -
                                            --------    ----------     ----------    ----------     ----------
   Total net sales .......................         -       167,670        124,332       (62,474)       229,528
                                            --------    ----------     ----------    ----------     ----------
Cost of products sold ....................         -      (121,243)       (88,446)       62,474       (147,215)
Selling, general and administrative ......         -       (28,590)       (16,531)                     (45,121)
Amortization of intangible assets ........         -          (144)             -                         (144)
                                            --------    ----------     ----------    ----------     ----------

Operating income .........................         -        17,693         19,355             -         37,048
Equity in income of subsidiaries .........    17,990             -              -       (17,990)             -
Intercompany royalty income (expense), net         -         8,852         (8,852)                           -
Intercompany dividend income .............         -         2,477              -        (2,477)             -
Interest expense .........................       812       (14,601)           560                      (13,229)
Other income (expense), net ..............        (1)       (1,365)         2,778                        1,412
                                            --------    ----------     ----------    ----------     ----------
Income before income taxes................    18,801        13,056         13,841       (20,467)        25,231
Income taxes .............................      (283)       (5,600)        (3,307)                      (9,190)
                                            --------    ----------     ----------    ----------     ----------
Net income ...............................  $ 18,518    $    7,456     $   10,534    $  (20,467)    $   16,041
                                            ========    ==========     ==========    ==========     ==========


                               ISP CHEMCO INC.

NOTE 13. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JULY 4, 2004
                                  (THOUSANDS)


                                                                           Non-
                                              Parent      Guarantor     Guarantor
                                             Company    Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                            --------    ------------  ------------  ------------   ------------
Net sales ................................  $      -    $  248,347     $  280,218    $        -     $  528,565
Intercompany net sales ...................         -       122,646          8,510      (131,156)             -
                                            --------    ----------     ----------    ----------     ----------
   Total net sales .......................         -       370,993        288,728      (131,156)       528,565
                                            --------    ----------     ----------    ----------     ----------
Cost of products sold ....................         -      (272,342)      (194,436)      131,156       (335,622)
Selling, general and administrative ......         -       (61,758)       (36,568)                     (98,326)
Amortization of intangible assets.........         -          (439)             -                         (439)
                                            --------    ----------     ----------    ----------     ----------

Operating income .........................         -        36,454         57,724             -         94,178
Equity in income of subsidiaries..........    43,432             -              -       (43,432)             -
Intercompany royalty income (expense).....         -        21,404        (21,404)                           -
Intercompany dividend income .............         -         3,175              -        (3,175)             -
Interest expense .........................     1,421       (29,168)         1,151                      (26,596)
Other expense, net .......................        (4)       (2,225)        (2,283)                      (4,512)
                                            --------    ----------     ----------    ----------     ----------
Income before income taxes ...............    44,849        29,640         35,188       (46,607)        63,070
Income taxes .............................      (496)      (15,216)        (6,180)                     (21,892)
                                            --------    ----------     ----------    ----------     ----------
Net income ...............................  $ 44,353    $   14,424     $   29,008    $  (46,607)    $   41,178
                                            =========   ==========     ==========    ==========     ==========



                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        SIX MONTHS ENDED JUNE 29, 2003
                                  (THOUSANDS)

                                                                           Non-
                                              Parent     Guarantor      Guarantor
                                             Company   Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                            --------   ------------   ------------  ------------   ------------
Net sales ................................  $      -    $  216,640     $  245,464    $        -     $  462,104
Intercompany net sales ...................         -       115,356          6,438      (121,794)            -
                                            --------    ----------     ----------    -----------    ----------
   Total net sales .......................         -       331,996        251,902      (121,794)       462,104
                                            --------    ----------     ----------    -----------    ----------
Cost of products sold ....................         -      (238,036)      (183,566)      121,794       (299,808)
Selling, general and administrative ......         -       (57,494)       (31,420)                     (88,914)
Other operating charges...................         -        (1,376)           (75)                      (1,451)
Amortization of intangible assets.........         -          (288)             -                         (288)
                                            --------    ----------     ----------    ----------     ----------

Operating income .........................         -        34,802         36,841             -         71,643
Equity in income of subsidiaries .........    30,380             -              -       (30,380)             -
Intercompany royalty income (expense), net         -        18,052        (18,052)                           -
Intercompany dividend income .............         -         3,210              -        (3,210)             -
Interest expense .........................     1,669       (29,520)         1,201                      (26,650)
Other income (expense), net ..............        (3)       (3,081)         3,159                           75
                                            --------    ----------     ----------    ----------     ----------
Income before income taxes and cumulative
  effect of change in accounting principle    32,046        23,463         23,149       (33,590)        45,068
Income taxes .............................      (582)      (10,969)        (4,242)                     (15,793)
                                            --------    ----------     ----------    ----------     ----------
Income before cumulative effect of change
  in accounting principle.................    31,464        12,494         18,907       (33,590)        29,275
Cumulative effect of change in accounting
  principle, net of income tax benefit of
  $600 ...................................         -          (583)          (438)                      (1,021)
                                            --------    ----------     ----------    ----------     ----------
Net income ...............................  $ 31,464    $   11,911     $   18,469    $  (33,590)    $   28,254
                                            ========    ==========     ==========    ==========     ==========


                               ISP CHEMCO INC.


                                ISP CHEMCO INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 JULY 4, 2004
                                  (THOUSANDS)

                                                                           Non-
                                              Parent      Guarantor     Guarantor
                                             Company    Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                            --------    ------------  ------------  ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents .............  $      4    $    2,066     $  23,140     $        -     $    25,210
   Accounts receivable, trade, net .......         -         6,606       108,279                        114,885
   Accounts receivable, other ............         -         3,219        29,858                         33,077
   Receivables from related parties.......       183        15,161          (317)                        15,027
   Inventories ...........................         -       102,936        81,957                        184,893
   Deferred income tax assets.............         -        21,420         3,896                         25,316
   Prepaid expenses ......................         -         4,706         2,413                          7,119
                                            --------    ----------     ---------     ----------     -----------
     Total current assets ................       187       156,114       249,226              -         405,527
Investment in subsidiaries ...............   293,694       248,362             -       (542,056)              -
Intercompany loans .......................    16,021       (37,826)       21,805                              -
Due from (to) subsidiaries, net ..........         -        34,081       (34,081)                             -
Property, plant and equipment, net .......         -       493,762        88,304                        582,066
Goodwill .................................    89,931       240,926         6,111                        336,968
Intangible assets, net....................         -        19,102             -                         19,102
Long-term receivable from related party ..         -             -        33,079                         33,079
Other assets .............................         -        61,732           439                         62,171
                                            --------    ----------     ---------     ----------     -----------
Total Assets .............................  $399,833    $1,216,253     $ 364,883     $ (542,056)    $ 1,438,913
                                            ========    ==========     =========     ==========     ===========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt .......................  $      -    $        -     $      68     $        -     $        68
   Current maturities of long-term debt ..         -         2,974           143                          3,117
   Loans payable to related party.........         -         4,000        30,000                         34,000
   Accounts payable ......................         -        33,256        37,611                         70,867
   Accrued liabilities ...................         -        35,508        25,864                         61,372
   Income taxes payable...................    16,379         3,522         7,108                         27,009
                                            --------    ----------     ---------     ----------     -----------
     Total Current liabilities ...........    16,379        79,260       100,794              -         196,433
Long-term debt less current maturities ...         -       650,486           450                        650,936
Deferred income tax liabilities...........         -       121,374        13,961                        135,335
Other liabilities ........................    57,577        71,439         1,316                        130,332
Total Shareholder's Equity ...............   325,877       293,694       248,362       (542,056)        325,877
                                            --------    ----------     ---------     ----------     -----------
Total Liabilities and Shareholder's
   Equity ................................  $399,833    $1,216,253     $ 364,883     $ (542,056)    $ 1,438,913
                                            ========    ==========     =========     ==========     ===========


                               ISP CHEMCO INC.

NOTE 13. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2003
                                  (THOUSANDS)


                                                                           Non-
                                              Parent      Guarantor     Guarantor
                                             Company    Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                            --------    ------------  ------------  ------------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents .............  $      5    $   29,009     $  27,412     $        -     $    56,426
   Accounts receivable, trade, net .......         -         2,807        84,114                         86,921
   Accounts receivable, other ............         -         3,152        16,529                         19,681
   Receivables from related parties.......       183        12,795          (470)                        12,508
   Inventories ...........................         -       102,364        85,441                        187,805
   Deferred income tax assets.............         -        21,421         4,280                         25,701
   Prepaid expenses ......................         -         3,847         1,930                          5,777
                                            --------    ----------     ---------     ----------     -----------
     Total current assets ................       188       175,395       219,236              -         394,819
Investment in subsidiaries ...............   367,837       223,261             -       (591,098)              -
Intercompany loans .......................    16,021        (8,185)       (7,836)                             -
Due from (to) subsidiaries, net ..........         -        41,670       (41,670)                             -
Property, plant and equipment, net .......         -       494,451        86,157                        580,608
Goodwill .................................    89,931       235,775         5,395                        331,101
Intangible assets, net ...................         -         8,866             -                          8,866
Long-term receivable from related party ..         -             -        32,116                         32,116
Long-term loan receivable from related
  party...................................         -        31,231             -                         31,231
Other assets .............................         -        56,912           567                         57,479
                                            --------    ----------     ---------     ----------     -----------
Total Assets .............................  $473,977    $1,259,376     $ 293,965     $ (591,098)    $ 1,436,220
                                            ========    ==========     =========     ==========     ===========


LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Short-term debt .......................  $      -    $        -     $      68     $        -     $        68
   Current maturities of long-term debt ..         -         2,715             7                          2,722
   Accounts payable ......................         -        29,103        25,512                         54,615
   Accrued liabilities ...................         -        67,591        21,432                         89,023
   Income taxes payable...................    21,350         3,489         8,424                         33,263
                                            --------    ----------     ---------     ----------     -----------
     Total Current liabilities ...........    21,350       102,898        55,443              -         179,691
Long-term debt less current maturities ...         -       620,447            26                        620,473
Deferred income tax liabilities...........         -       103,847        13,972                        117,819
Other liabilities ........................    58,245        64,347         1,263                        123,855
Total Shareholder's Equity ...............   394,382       367,837       223,261       (591,098)        394,382
                                            --------    ----------     ---------     ----------     -----------
Total Liabilities and Shareholder's
   Equity ................................  $473,977    $1,259,376     $ 293,965     $ (591,098)    $ 1,436,220
                                            ========    ==========     =========     ==========     ===========


                               ISP CHEMCO INC.

NOTE 13. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)



                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                         SIX MONTHS ENDED JULY 4, 2004
                                  (THOUSANDS)


                                                                                             Non-
                                                            Parent        Guarantor       Guarantor
                                                            Company      Subsidiaries    Subsidiaries    Consolidated
                                                           --------      ------------    ------------    ------------
Cash provided by (used in) operating activities:
  Net income.............................................  $ (2,254)      $   14,424     $    29,008      $  41,178
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation........................................         -           24,876           6,951         31,827
     Amortization of intangible assets...................         -              439               -            439
     Deferred income taxes...............................         -           13,762             373         14,135
  Increase in working capital items......................    (1,205)         (31,279)        (17,832)       (50,316)
  Proceeds from sale of accounts receivable..............         -                -           4,074          4,074
  Increase in receivables from related parties...........         -           (2,443)         (1,116)        (3,559)
  Change in amounts due to (from) subsidiaries...........         -            7,589          (7,589)             -
  Change in investment in and advances to affiliates.....     4,126           (6,846)          2,720              -
  Other, net.............................................      (668)           2,955            (165)         2,122
                                                           --------       ----------     -----------      ---------
Net cash provided by (used in) operating activities......        (1)          23,477          16,424         39,900
                                                           --------       ----------     -----------      ---------
Cash used in investing activities:
  Capital expenditures and acquisitions..................         -          (40,756)        (17,477)       (58,233)
                                                           --------       ----------     -----------      ---------
Net cash used in investing activities....................         -          (40,756)        (17,477)       (58,233)
                                                           --------       ----------     -----------      ---------
Cash provided by (used in) financing activities:
  Proceeds from issuance of debt.........................         -           31,188               -         31,188
  Increase in borrowings under revolving credit facility.         -              400               -            400
  Repayments of long-term debt...........................         -           (1,420)            (52)        (1,472)
  Loans from related party...............................         -            4,000          30,000         34,000
  Increase in loan to related party......................         -           (7,760)              -         (7,760)
  Change in net intercompany loans.......................         -           29,641         (29,641)             -
  Debt issuance costs....................................         -           (1,725)              -         (1,725)
  Intercompany dividends.................................    67,163          (63,988)         (3,175)             -
  Dividend to parent company.............................   (67,163)               -               -        (67,163)
                                                           --------       ----------     -----------      ---------
Net cash used in financing activities....................         -           (9,664)         (2,868)       (12,532)
                                                           --------       ----------     -----------      ---------
Effect of exchange rate fluctuations on cash and cash
  equivalents............................................         -                -            (351)          (351)
                                                           --------       ----------     -----------      ---------
Net change in cash and cash equivalents..................        (1)         (26,943)         (4,272)       (31,216)
Cash and cash equivalents, beginning of period...........         5           29,009          27,412         56,426
                                                           --------       ----------     -----------      ---------
Cash and cash equivalents, end of period.................  $      4       $    2,066     $    23,140      $  25,210
                                                           ========       ==========     ===========      =========


                               ISP CHEMCO INC.

NOTE 13. GUARANTOR FINANCIAL INFORMATION - (CONTINUED)


                                ISP CHEMCO INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                        SIX MONTHS ENDED JUNE 29, 2003
                                  (THOUSANDS)

                                                                                             Non-
                                                            Parent        Guarantor        Guarantor
                                                            Company      Subsidiaries    Subsidiaries    Consolidated
                                                           --------      ------------    ------------    ------------
Cash provided by (used in) operating activities:
  Net income ............................................  $ (2,126)      $   11,911     $    18,469      $  28,254
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Cumulative effect of change in accounting principle.         -              583             438          1,021
     Depreciation........................................         -           24,024           5,699         29,723
     Amortization of intangible assets...................         -              288               -            288
     Deferred income taxes...............................         -           10,494          (2,190)         8,304
  (Increase) decrease in working capital items...........     1,059            2,537         (25,865)       (22,269)
  Proceeds (repayments) from sale of accounts receivable.         -                -            (688)          (688)
  Increase in receivable from related parties............      (217)          (6,862)           (867)        (7,946)
  Change in amounts due to (from) subsidiaries...........         -          (10,458)         10,458              -
  Change in investment in and advances to affiliates.....      (151)            (643)            794              -
  Other, net.............................................       (16)             643           1,530          2,157
                                                           --------       ----------     -----------      ---------
Net cash provided by (used in) operating activities......    (1,451)          32,517           7,778         38,844
                                                           --------       ----------     -----------      ---------
Cash used in investing activities:
  Capital expenditures and acquisition...................         -          (20,486)        (12,519)       (33,005)
                                                           --------       ----------     -----------      ---------
Net cash used in investing activities....................         -          (20,486)        (12,519)       (33,005)
                                                           --------       ----------     -----------      ---------
Cash provided by (used in) financing activities:
  Decrease in short-term debt............................         -                -             (77)           (77)
  Repayments of long-term debt...........................         -             (903)             24           (879)
  (Increase) decrease in intercompany loans..............         -           (7,778)          7,778              -
  Intercompany dividends.................................         -            2,477          (2,477)             -
  Capital contribution from parent company...............     1,451                -               -          1,451
                                                           --------       ----------     -----------      ---------
Net cash provided by (used in) financing activities......     1,451           (6,204)          5,248            495
                                                           --------       ----------     -----------      ---------
Effect of exchange rate changes on cash..................         -                -           2,420          2,420
                                                           --------       ----------     -----------      ---------
Net change in cash and cash equivalents..................         -            5,827           2,927          8,754
Cash and cash equivalents, beginning of period...........         6           17,735          15,550         33,291
                                                           --------       ----------     -----------      ---------
Cash and cash equivalents, end of period.................  $      6       $   23,562     $    18,477      $  42,045
                                                           ========       ==========     ===========      =========


                               ISP CHEMCO INC.

NOTE 14.  CONTINGENCIES

     For information regarding contingencies, reference is made to Note 22 to consolidated financial statements contained in the 2003 Form 10-K.

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

     While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of the Company's Linden, New Jersey property, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability or decrease its estimate of insurance recoveries in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

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

         On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service ("IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency in the G-I Holdings bankruptcy against G-I Holdings and ACI Inc., a subsidiary of G-I Holdings which also held an interest in the surfactants partnership and also has

                               ISP CHEMCO INC.

NOTE 14. CONTINGENCIES - (CONTINUED)

filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If the proof of claim is sustained, ISP and/or certain of its subsidiaries together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for taxes and interest in the amount of approximately $288 million, computed as of July 4, 2004. On May 7, 2002, G-I Holdings, together with ACI Inc., filed an objection to the proof of claim, which objection will be heard by the United States District Court for the District of New Jersey overseeing the G-I Holdings bankruptcy. G-I Holdings has advised the Company that it believes that it will prevail in this tax matter involving the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. For additional information relating to G-I Holdings, reference is made to Notes 8 and 22 to consolidated financial statements contained in the 2003 Form 10-K.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Unless otherwise indicated by the context, "we," "us" and "our" refer to ISP Chemco Inc. and its consolidated subsidiaries.


CRITICAL ACCOUNTING POLICIES

     There have been no significant changes in our critical accounting policies during the first six months of 2004. For a discussion of our critical accounting policies, reference is made to the "- Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.


RESULTS OF OPERATIONS - SECOND QUARTER 2004 COMPARED WITH
                        SECOND QUARTER 2003

     Overview

     We recorded net income of $19.3 million for the second quarter of 2004 compared with net income of $16.0 million in the second quarter of 2003. The improved results for the second quarter of 2004 were attributable to significantly higher operating income, partially offset by higher other expense, net.

     Net Sales. Net sales by business segment for the second quarter of 2004 and 2003 were:

                                                    Second Quarter Ended
                                                ----------------------------
                                                  July 4,           June 29,
                                                   2004               2003
                                                ---------          ---------
                                                         (Millions)
       Specialty chemicals....................  $   178.1          $   159.0
       Industrial chemicals...................       49.1               44.4
       Mineral products.......................       34.5               26.1
                                                ---------          ---------
         Net sales............................  $   261.7          $   229.5
                                                =========          =========

     Net sales for the second quarter of 2004 were $261.7 million compared with $229.5 million in the second quarter of 2003. The $32.2 million (14%) increase in sales resulted primarily from higher unit volumes in all business segments (totaling $28.8 million). The favorable impact of the weaker U.S. dollar ($6.7 million), primarily in Europe, also benefited sales.

     Gross Margin. Our gross margin in the second quarter of 2004 was 36.3% compared with 35.9% in the second quarter of 2003. The gross margin for the specialty chemicals segment increased to 45.5% in the second quarter of 2004 from 43.8% in the same period of 2003 as a result of the favorable impact of higher volumes and the weaker U.S. dollar, as well as manufacturing efficiencies. The overall improved margin was adversely impacted by a lower margin for the mineral products segment, which decreased to 26.7% from 28.4% in the second quarter of 2003 as a result of higher manufacturing costs. Also, the gross margin for the industrial chemicals segment decreased to 9.6% from

11.9% in the second quarter of 2003 primarily due to the adverse impact of the stronger Euro on European-based manufacturing costs.

     Selling, General and Administrative. Selling, general and administrative expenses increased 9% in the second quarter of 2004 to $49.2 million from $45.1 million in the second quarter of 2003, however, as a percent of sales, decreased to 18.8% from 19.7% in the second quarter of 2003. The increase in selling, general and administrative expenses in the second quarter of 2004 related primarily to higher selling and distribution costs as a result of the higher sales levels.

     Operating Income. Operating income (loss) by business segment for the second quarter of 2004 and 2003 was:

                                                    Second Quarter Ended
                                                ----------------------------
                                                  July 4,           June 29,
                                                   2004               2003
                                                ---------          ---------
                                                         (Millions)
       Specialty chemicals....................  $    41.6          $    33.7
       Industrial chemicals...................       (1.8)              (1.4)
       Mineral products.......................        5.6                4.7
                                                ---------          ---------
         Total segment operating income.......       45.4               37.0
       Unallocated corporate office items.....       (0.1)                 -
                                                ---------          ---------
         Operating income.....................  $    45.3          $    37.0
                                                =========          =========

     Operating income for the second quarter of 2004 was $45.3 million, a 22% increase compared with $37.0 million in the second quarter of 2003. Operating income for the specialty chemicals segment was $41.6 million for the second quarter of 2004, a 23% improvement compared with $33.7 million in the second quarter of 2003. The improved results were primarily attributable to the personal care and performance chemicals product lines, mainly due to the favorable effect of higher unit volumes. Operating income for the specialty chemicals segment in the second quarter of 2004 was also favorably impacted by the weaker U.S. dollar and, to a lesser extent, by the contribution to income from the three specialty chemical niche acquisitions made during the first quarter of 2004 (see "-Liquidity and Financial Condition" below).

     The industrial chemicals segment recorded an operating loss of $1.8 million in the second quarter of 2004 compared with an operating loss of $1.4 million in the second quarter of 2003. The results were attributable to the adverse impact of the stronger Euro on European-based manufacturing costs, mostly offset by an improved product mix and manufacturing efficiencies.

     Operating income for the mineral products segment was $5.6 million in the second quarter of 2004 compared with $4.7 million in the second quarter of 2003. The 19% improvement in operating income from the second quarter of 2003 was primarily due to higher unit volumes, partially offset by increased freight expense and higher manufacturing costs.

     Interest Expense. Interest expense for the second quarter of 2004 was $13.0 million compared with $13.2 million in the same period in 2003. The lower interest expense was attributable to lower average interest rates ($0.5 million impact), partially offset by higher average borrowings ($0.3 million impact), both as a result of the refinancing of our senior secured credit facility in April 2004 (see "-Liquidity and Financial Condition" below).

     Other Income (Expense), net. Other income (expense), net, comprises foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $2.8 million in the second quarter of 2004 compared with other income, net, of $1.4 million in the second quarter of 2003. The higher expense in the second quarter of 2004 was due to unfavorable foreign exchange.

     Income Taxes. In the second quarter of 2004, we recorded a provision for income taxes of $10.2 million. Our effective tax rate for the second quarter of 2004 was 34.6% compared with an effective tax rate of 36.4% in the second quarter of 2003.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments: specialty chemicals; industrial chemicals; and mineral products.

Specialty Chemicals

     Sales in the second quarter of 2004 were $178.1 million compared with $159.0 million in the same period in 2003. The 12% increase in sales was attributable to higher unit volumes ($17.6 million). The favorable impact of the weaker U.S. dollar ($5.2 million), primarily in Europe, also benefited sales. The personal care product line experienced strong volume growth in its skin care and oral care markets in Europe and North America. Sales for the performance chemicals, food and personal care product lines includes the contribution to sales from the three acquisitions made during the first quarter of 2004.

     Operating income for the specialty chemicals segment improved 23% to $41.6 million for the second quarter of 2004 compared with $33.7 million in the second quarter of 2003. The improved results were primarily attributable to the personal care and performance chemicals product lines (up a combined $6.2 million) and were due to the favorable effect of higher unit volumes and a favorable product mix (totaling $5.6 million). Operating income for the specialty chemicals segment in the second quarter of 2004 was also favorably impacted by the weaker U.S. dollar ($2.7 million) and, to a lesser extent, from the contribution to income from the three acquisitions made during the first quarter of 2004.

Industrial Chemicals

     Sales in the second quarter of 2004 were $49.1 million compared with $44.4 million in the second quarter of 2003. The 11% increase in sales resulted from higher unit volumes ($3.8 million) and by the favorable effect of the weaker U.S. dollar ($1.5 million), partially offset by slightly unfavorable pricing.

     The industrial chemicals segment recorded an operating loss of $1.8 million in the second quarter of 2004 compared with an operating loss of $1.4 million in the second quarter of 2003. The lower results were due to the adverse impact of the stronger Euro on European-based manufacturing costs ($1.9 million), partially offset by an improved product mix and manufacturing efficiencies.

Mineral Products

     Sales for the mineral products segment for the second quarter of 2004 were $34.5 million compared with $26.1 million for the second quarter of 2003. The 32% increase was due to higher unit volumes ($7.5 million) as a result of industry-wide growth and included 24% higher sales to Building Materials Corporation of America, an affiliate which we refer to as "BMCA."

     Operating income for the mineral products segment was $5.6 million in the second quarter of 2004 compared with $4.7 million for the second quarter of 2003. The 19% improvement from the second quarter of 2003 was primarily due to the higher unit volumes, partially offset by increased freight expense and higher manufacturing costs.


RESULTS OF OPERATIONS - FIRST SIX MONTHS 2004 COMPARED WITH
                        FIRST SIX MONTHS 2003

     Overview

     We recorded net income of $41.2 million for the first six months of 2004 compared with net income of $28.3 million in the first six months of 2003. The improved results for the first six months of 2004 were attributable to significantly higher operating income, partially offset by higher other expense, net. First six months 2003 results included a $1.0 million after-tax charge for the cumulative effect of a change in accounting principle from the adoption of Statement of Financial Accounting Standards, which we refer to as "SFAS," No. 143, "Accounting for Asset Retirement Obligations."

     Net Sales. Net sales by business segment for the first six months of 2004 and 2003 were:

                                                    Six Months Ended
                                              ----------------------------
                                                July 4,           June 29,
                                                 2004               2003
                                              ---------          ---------
                                                       (Millions)
      Specialty chemicals.................... $   364.3          $   316.9
      Industrial chemicals...................      97.8               93.5
      Mineral products.......................      66.5               51.7
                                              ---------          ---------
        Net sales............................ $   528.6          $   462.1
                                              =========          =========

     Net sales for the first six months of 2004 were $528.6 million compared with $462.1 million in the first six months of 2003. The $66.5 million (14%) increase in sales resulted primarily from higher unit volumes in all business segments (totaling $51.9 million). The favorable impact of the weaker U.S. dollar ($20.6 million), primarily in Europe, also benefited sales.

     Gross Margin. Our gross margin in the first six months of 2004 was 36.5% compared with 35.1% in the first six months of 2003. The gross margin for the specialty chemicals segment increased to 45.4% in the first six months of 2004 from 43.9% in the same period of 2003 as a result of the favorable impact of higher volumes and the weaker U.S. dollar, partially offset by higher manufacturing costs ($3.0 million). Also, the gross margin for the industrial chemicals segment increased to 11.7% in the first six months of 2004 from 9.5% in the same period of 2003 due to an improved product mix and manufacturing efficiencies, partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs. The overall improved margin was adversely impacted by a lower margin for the mineral products segment, which decreased to 24.1% from 27.8% in the first six months of 2003 as a result of higher manufacturing costs and lower average selling prices in connection with a long-term customer supply contract entered into in the second quarter of 2003.

     Selling, General and Administrative. Selling, general and administrative expenses increased 11% in the first six months of 2004 to $98.3 million from $88.9 million in the first six months of 2003, however, as a percent of sales, decreased to 18.6% from 19.2% in the first six months of 2003. The increase in selling, general and administrative expenses in the first six months of 2004 related primarily to higher selling and distribution costs as a result of the higher sales levels.

     Other operating charges. Other operating charges of $1.5 million in the first six months of 2003 represented a charge for compensation expense for stock option payments related to ISP's going private transaction in February 2003.

     Operating Income. Operating income (loss) by business segment for the first six months of 2004 and 2003 was:

                                                      Six Months Ended
                                                 ----------------------------
                                                  July 4,            June 29,
                                                   2004                2003
                                                 ---------          ---------
                                                           (Millions)
        Specialty chemicals....................  $    87.8          $    66.9
        Industrial chemicals...................       (1.6)              (4.1)
        Mineral products.......................        8.1                8.7
                                                 ---------          ---------
          Total segment operating income.......       94.3               71.5
        Unallocated corporate office items.....       (0.1)               0.1
                                                 ---------          ---------
          Operating income.....................  $    94.2          $    71.6
                                                 =========          =========

     Operating income for the first six months of 2004 was $94.2 million compared with $71.6 million in the first six months of 2003. Excluding the other operating charges discussed above, operating income increased 29% to $94.2 million from $73.1 million in the first six months of 2003 (see "Non-GAAP Financial Measures" below).

     Operating income for the specialty chemicals segment was $87.8 million for the first six months of 2004 compared with $66.9 million in the first six months of 2003. On a comparable basis, excluding the aforementioned charges pertaining to specialty chemicals, operating income for the segment improved 29% to $87.8 million compared with $68.0 million in the first six months of 2003. The improved results were primarily attributable to the personal care and performance chemicals product lines and were mainly due to the favorable effect of higher unit volumes partially offset by higher manufacturing costs. Operating income for the specialty chemicals segment in the first six months of 2004 was also favorably impacted by the weaker U.S. dollar ($11.8 million) and, to a lesser extent, by the contribution to income from the three specialty chemical niche acquisitions made during the first quarter of 2004 (see "-Liquidity and Financial Condition" below).

     The industrial chemicals segment recorded an operating loss of $1.6 million in the first six months of 2004. Excluding the aforementioned other operating charges in the first six months of 2003 pertaining to industrial chemicals, the operating loss in the first six months of 2003 was $3.9 million. The reduced losses were attributable to an improved product mix and manufacturing efficiencies, partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs.

     Operating income for the mineral products segment was $8.1 million in the first six months of 2004. On a comparable basis, excluding other operating charges in the first six months of 2003 pertaining to mineral products, operating income was $8.9 million for the first six months of 2003. The decline in operating income from the first six months of 2003 was primarily due to increased freight expense, higher manufacturing costs and lower average selling prices, partially offset by the favorable impact of higher unit volumes.

     Interest Expense. Interest expense for the first six months of 2004 was $26.6 million compared with $26.7 million in the same period in 2003. The slightly lower interest expense was attributable to lower average interest rates ($0.9 million impact), offset by higher average borrowings ($0.8 million impact), primarily as a result of the refinancing of our senior secured credit facility in April 2004 (see "-Liquidity and Financial Condition" below).

     Other Income (Expense), net. Other income (expense), net, comprises foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating items of expense. Other expense, net, was $4.5 million in the first six months of 2004 compared with other income, net, of $0.1 million in the first six months of 2003. The higher expense in the first six months of 2004 was due to unfavorable foreign exchange.

     Income Taxes. In the first six months of 2004, we recorded a provision for income taxes of $21.9 million. Our effective tax rate for the first six months of 2004 was 34.7%, consistent with an effective tax rate of 35.0% for the first six months of 2003.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our business through three reportable business segments: specialty chemicals; industrial chemicals; and mineral products. The operating income for the first six months of 2003 for each business segment discussed below is adjusted for the non-GAAP financial measures in the table below.

   Non-GAAP Financial Measures

     The business segment review below and the discussion of operating income above contain information regarding non-GAAP financial measures contained within the meaning of Item 10 of Regulation S-K promulgated by the Securities and Exchange Commission. As used herein, "GAAP" refers to U.S. generally accepted accounting principles. We use non-GAAP financial measures to eliminate the effect of certain other operating gains and charges on reported operating income. Management believes that these financial measures are useful to bondholders and financial institutions because such measures exclude transactions that are unusual due to their nature or infrequency and therefore allow bondholders and financial institutions to more readily compare our company's performance from period to period. Management uses this information in monitoring and evaluating our company's performance and the performance of individual business segments. The non-GAAP financial measures included herein have been reconciled to the most directly comparable GAAP financial measure as is required under Item 10 of Regulation S-K regarding the use of such financial measures. These non-GAAP financial measures should be considered in addition to, and not as a substitute, or superior to, operating income or other measures of financial performance in accordance with U.S. generally accepted accounting principles.

                                                            First Six Months
                                                          --------------------
                                                            2004        2003
                                                          --------    --------
                                                                 (Millions)
Reconciliation of non-GAAP financial measures:

Operating income per GAAP...............................  $    94.2   $   71.6
Non-GAAP adjustments:
     Add: Other operating charges(1)....................          -        1.5
                                                          ---------   --------
Operating income as adjusted............................  $    94.2   $   73.1
                                                          =========   ========

Supplemental Business Segment Information:

Operating income:
     Operating income per GAAP - Specialty Chemicals....  $    87.8   $   66.9
     Non-GAAP adjustments (1)...........................          -        1.1
                                                          ---------   --------
     Operating income - Specialty Chemicals as adjusted.  $    87.8   $   68.0
                                                          =========   ========

     Operating loss per GAAP - Industrial Chemicals.....  $    (1.6)  $   (4.1)
     Non-GAAP adjustments (1)...........................          -        0.2
                                                          ---------   --------
     Operating loss - Industrial Chemicals as adjusted..  $    (1.6)  $   (3.9)
                                                          =========   ========

     Operating income per GAAP - Mineral Products.......  $     8.1   $    8.7
     Non-GAAP adjustments (1)...........................          -        0.2
                                                          ---------   --------
     Operating income - Mineral Products as adjusted....  $     8.1   $    8.9
                                                          =========   ========

     Total segment operating income as adjusted.........  $    94.3   $   73.0
     Unallocated corporate office per GAAP..............       (0.1)       0.1
                                                          ---------   --------
     Operating income as adjusted.......................  $    94.2   $   73.1
                                                          =========   ========

   (1) Non-GAAP adjustments for the first six months of 2003 represent an other operating charge of $1.5 million for stock option payments related to ISP's going private transaction.


Specialty Chemicals

     Sales in the first six months of 2004 were $364.3 million compared with $316.9 million for the same period in 2003. The 15% increase in sales was attributable to higher unit volumes ($36.9 million). The favorable impact of the weaker U.S. dollar ($15.7 million), primarily in Europe, also benefited sales. The personal care product line experienced strong volume growth in each of its hair care, skin care and oral care markets in Europe and North America. Sales for the performance chemicals, food and personal care product lines includes the contribution to sales from the three acquisitions made during the first quarter of 2004 and also from Germinal S.A., which was acquired in the second quarter of 2003.

     Operating income for the specialty chemicals segment was $87.8 million for the first six months of 2004 compared with $66.9 million in the first six months of 2003. On a comparable basis, excluding the aforementioned other operating charges pertaining to specialty chemicals, operating income for the segment improved 29% to $87.8 million compared with $68.0 million in the first six months of 2003. The improved results were primarily attributable to the personal care and performance chemicals and were due to the favorable effect of higher unit volumes ($20.7 million), partially offset by higher manufacturing costs ($3.0 million) and increased operating expenses ($4.3 million) due to higher selling and distribution costs resulting from the higher sales levels. Operating income for the specialty chemicals segment in the first six months of 2004 was also favorably impacted by the weaker U.S. dollar ($11.8 million) and, to a lesser extent, from the contribution to income from the three acquisitions made during the first quarter of 2004 and from Germinal S.A., which was acquired in the second quarter of 2003.

Industrial Chemicals

     Sales in the first six months of 2004 were $97.8 million compared with $93.5 million in the first six months of 2003. The increase in sales was attributable to the favorable effect of the weaker U.S. dollar ($4.9 million), partially offset by slightly unfavorable pricing.

     The industrial chemicals segment recorded an operating loss of $1.6 million in the first six months of 2004. Excluding the aforementioned other operating charges in the first six months of 2003 pertaining to industrial chemicals, the operating loss in the first six months of 2003 was $3.9 million. The reduced losses were attributable to an improved product mix and manufacturing efficiencies (totaling $5.9 million), partially offset by the adverse impact of the stronger Euro on European-based manufacturing costs ($3.1 million).

Mineral Products

     Sales for the Mineral Products segment for the first six months of 2004 were $66.5 million compared with $51.7 million for the first six months of 2003. The 29% increase was due to higher unit volumes ($14.9 million) as a result of industry-wide growth and included 24% higher sales to BMCA.

     Operating income for the mineral products segment was $8.1 million in the first six months of 2004. On a comparable basis, excluding other operating charges in the first six months of 2003 pertaining to mineral products, operating income was $8.9 million for the first six months of 2003. The decline from the first six months of 2003 was due to increased freight expense, higher manufacturing costs and lower average selling prices in connection with a long-term customer supply contract entered into in the second quarter of 2003, partially offset by the favorable impact of higher unit volumes.


LIQUIDITY AND FINANCIAL CONDITION

   Cash Flows and Cash Position

     During the first six months of 2004, our net cash outflow before financing activities was $18.3 million, including the reinvestment of $58.2 million for capital programs and acquisitions, partially offset by $39.9 million of cash generated from operations.

     Operating Activities. Net cash generated from operating activities totaled $39.9 million for the first six months of 2004, compared with $38.8 million in the first six months of 2003. Cash from operations for the first six months of 2004 included a cash investment of $50.3 million in additional working capital, including a $40.0 million increase in receivables as a result of higher sales and a $14.9 million net decrease in payables and accrued liabilities, partially offset by a $5.8 million decrease in inventories. Accrued liabilities decreased a total of $27.7 million during the six-month period as a result of payments of accrued interest. Operating activities also included a $3.6 million cash outflow from related party transactions, principally due to increased receivables from BMCA as a result of higher sales of mineral products to BMCA.

     Investing Activities. Net cash used in investing activities in the first six months of 2004 totaled $58.2 million, including $28.6 million for acquisitions. Capital expenditures in the first six months of 2004 were $29.6 million compared with $25.8 million in the first six months of 2003.

     During the first six months of 2004, we completed three acquisitions in Europe to further enhance our global specialty chemicals business. The purchase price of these acquisitions totaled $27.3 million in cash, net of $0.8 million cash acquired. In February 2004, we acquired the assets and business of UK-based Red Carnation Gums Limited, a manufacturer of emulsifiers, stabilizers and gelling systems for food and oral care markets. In March 2004, we acquired the assets and business of Germany-based Biochema Schwaben, a formulator of preservatives and biocides with applications in industrial and personal care markets, primarily in printing, paints and coatings, polymer emulsions, skin care and hair care markets. Also in March 2004, we acquired the assets and business of UK-based Hallcrest Limited and its U.S. affiliate, a manufacturer and marketer of custom microencapsulation and liquid crystal technologies for the personal care, home care, oral care and food industries.

     Financing Activities. Net cash used in financing activities in the first six months of 2004 totaled $12.5 million. In April 2004, we dividended a total of $106.2 million to our parent company, International Specialty Holdings Inc., including cash dividends of $67.2 million. In connection with these dividends, our total long-term loan receivable of $39.0 million from a related party was eliminated. Financing activities also included a cash inflow of $31.2 million from a refinancing of our senior secured credit facilities (see below) and $34.0 million in short-term borrowings from a related party, partially offset by an increase of $7.8 million in a loan to a related party. In April 2004, we borrowed a total of $34.0 million from a subsidiary of our parent company pursuant to two note agreements. One loan, for $30.0 million, has a maturity date of October 30, 2004, and the second loan, for $4.0 million has a maturity date of April 30, 2005. Interest is payable on each loan at the rate of 1.65% per annum.

    On April 2, 2004, we and three of our wholly owned subsidiaries amended and restated our June 2001 $450.0 million senior secured credit facilities, which we refer to as the "Senior Credit Facilities" in order to extend the term, increase future flexibility and reduce the effective interest rate on borrowings. The Senior Credit Facilities provide a $250.0 million term loan with a maturity in March 2011, which replaces the $225.0 million term loan that was due to mature in June 2008. In connection therewith, we borrowed an additional $31.2 million to bring the outstanding balance of the term loan to $250.0 million. The Senior Credit Facilities reduced the margin-based interest rate for term loan borrowings and amended financial covenant ratios, including the elimination of the minimum adjusted net worth covenant.

     On April 15, 2004, the $225.0 million revolving credit facility under the Senior Credit Facilities, which was to terminate in June 2006, was reduced to $200.0 million, including a borrowing capacity not in excess of $50.0 million for letters of credit, and the maturity was extended to April 15, 2009. In addition, the margin-based interest rate for revolving credit borrowings was reduced.

     As a result of the foregoing factors, cash and cash equivalents decreased by $31.2 million during the first six months of 2004 to $25.2 million.

   Current Maturities of Long-Term Debt

     As of July 4, 2004, our current maturities of long-term debt, scheduled to be repaid during the twelve month period ended June 2005, totaled $3.1 million, including $2.3 million related to the term loan under the Senior Credit Facilities. In addition, as discussed above, we have short-term loans payable to a related party totaling $34.0 million.

   Operating Lease Obligation

     We entered into an operating lease in 1998 for an equipment sale-leaseback transaction related to equipment at our Freetown, Massachusetts facility. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The first two annual renewal options were exercised during 2002 and 2003, and the third and final renewal option was exercised during the first quarter of 2004. The lease provides for a substantial guaranteed payment by us, adjusted at the end of each renewal period, and includes purchase and return options at fair market values determined at the inception of the lease. We have the right to exercise a purchase option with respect to the leased equipment, or the equipment can be returned to the lessor and sold to a third party. It is our current intention to exercise the purchase option and to maintain the Freetown plant and business, and we will be evaluating financing alternatives in that regard. If we exercise the purchase option in 2005, we will be obligated to pay a fixed purchase price of $33.6 million.

     As part of our acquisition of the Freetown facility in 1998, we entered into a multi-year agreement to supply the imaging dyes and polymers used by Polaroid in its instant film business. In October 2001, Polaroid filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In the third quarter of 2002, the majority of Polaroid's assets were acquired by a new owner, and the new owner did not assume our long-term supply contract with Polaroid. These events negatively impacted the sale of our fine chemicals products and reduced the utilization of our Freetown plant. We have since increased the utilization of the Freetown facility, primarily from additional production of personal care products. We also continue to shift specialty chemicals production to our Columbus, Ohio fine chemicals facility, which currently has excess capacity.

   Contractual Obligations

     A contract with a multinational supplier to supply a substantial amount of our acetylene needs to our Texas City, Texas facility expired in March 2004. As a result, we reduced our acetylene requirements at the Texas City plant by 50% through shifting production of acetylene-consuming products to our Calvert City, Kentucky plant. We also entered into a long-term supply contract for the remaining Texas City plant requirements with a local producer. Under this contract, we are obligated to purchase specified quantities of acetylene through the end of 2013. Pricing under this contract is on a fixed basis with escalators related to changes in the Producer Price Index.

     We also have an acetylene supply contract for our requirements of acetylene delivery via pipeline to our Calvert City facility. The current term of this contract expires December 31, 2009 and allows us, at our sole option, to extend the agreement for two additional terms of five years each. We are required by the contract to pay a monthly non-cancelable facility fee. Pricing under the contract is on a fixed basis with escalators related to changes in the Producer Price Index.

     The annual unconditional purchase obligation related to the long-term acetylene supply contract at the Texas City plant, together with the non-cancelable facility fee associated with the Calvert City plant acetylene contract is $5.1 million.

   Contingencies

     See Note 14 to consolidated financial statements for information regarding contingencies.

   New Accounting Standards

     In December 2003, the Financial Accounting Standards Board issued a revised FASB Interpretation No. 46R, which we refer to as "FIN 46R," "Consolidation of Variable Interest Entities," replacing FIN 46 which had originally been issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. We will be required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. The effective dates of FIN 46R for public enterprises vary based on the type of variable interest entity and whether FIN 46 was applied to a variable interest entity prior to the effective date of FIN 46R. For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interest of the variable interest entities initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entities. Our company does not currently have an interest in a variable interest entity. Therefore, FIN 46R will not have an immediate impact on our consolidated financial statements.

     In May 2004, the FASB issued FASB Staff Position, which we refer to as "FSP," No. FAS 106-2 to provide guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which we refer to as the "Act" for employers that sponsor postretirement health care plans which provide prescription drug benefits. In addition, the FSP requires those employers to provide certain disclosures in their financial statements regarding the effect of the Act and the related subsidy on postretirement health obligations and net periodic postretirement benefit cost. FSP FAS No. 106-2 applies only to sponsors of single-employer defined benefit postretirement health care plans for which (1) the employer has concluded that prescription drug benefits available under the plan to some or all participants, for some or all future years, are "actuarially equivalent" to Medicare Part D and thus qualify for the subsidy under the Act, and (2) the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. We will adopt the provisions of FSP FAS No. 106-2 effective for the quarterly period beginning July 5, 2004. The impact on our financial statements will be insignificant.

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

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for a discussion of "Market-Sensitive Instruments and Risk Management." At December 31, 2003 and July 4, 2004, there were no equity-related financial instruments employed by us to reduce market risk.


                        ITEM 4. CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures: Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice President and Controller (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Vice President and Controller have each concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports filed, furnished or submitted under the Exchange Act.

         Internal Control Over Financial Reporting: There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II


                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit Number
     --------------

     31.1 Rule 13a-14(a)/Rule 15d-14(a) Certification of the Principal Executive Officer.

     31.2 Rule 13a-14(a)/Rule 15d-14(a) Certification of the Principal Financial Officer.

     32.1     Certification pursuant to 18 U.S.C. Section 1350.


(b) Reports on Form 8-K filed during the current quarter:

    The Company filed a report on Form 8-K, dated April 20, 2004, reporting an event under Item 5 thereof.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ISP CHEMCO INC.
                               ISP CHEMICALS INC.
                               ISP MINERALS INC.
                               ISP TECHNOLOGIES INC.





DATE:  August 18, 2004             BY: /s/ Sunil Kumar
       ---------------                 ---------------

                                       Sunil Kumar
                                       President and Chief Executive Officer
                                       (Duly Authorized Officer)


DATE:  August 18, 2004             BY: /s/Kenneth M. McHugh
       ---------------                 --------------------

                                       Kenneth M. McHugh
                                       Vice President and Controller
                                       (Principal Financial and Chief
                                          Accounting Officer)